Form 10-Q
period 1996-03-31
SPS TRANSACTION SERVICES INC
filed 1996-05-15
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1996

   [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         Commission file Number 1-10993


                          SPS TRANSACTION SERVICES, INC.
             (Exact name of Registrant as specified in its charter)
              Delaware                                         36-3798295
       (State of incorporation)                            (I.R.S. Employer
                                                          Identification No.)

    2500 Lake Cook Road, Riverwoods, IL                           60015
  (Address of principal executive offices)                     (Zip Code)

     Registrant's telephone number, including area code:   (847) 405-3400


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [X]  No [  ]

As of April 30, 1996, the Registrant had 27,178,701 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 17 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
- - -------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                    March 31,      December 31,
                                                       1996           1995
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   15,770     $    8,879
  Cash and due from banks - restricted                       --         29,000
  Investments: Held to maturity - at amortized cost      52,426         47,430
  Credit card loans                                   1,611,376      1,620,833
  Allowance for loan losses                             (66,252)       (63,704)
                                                     ----------     ----------
    Credit card loans, net                            1,545,124      1,557,129
  Accrued interest receivable                            23,874         23,828
  Accounts receivable                                    27,715         28,683
  Due from affiliated companies                           9,974          4,776
  Premises and equipment, net                            20,350         19,800
  Deferred income taxes                                  27,639         26,276
  Prepaid expenses and other assets                      30,736         31,806
                                                     ----------     ----------
TOTAL ASSETS                                         $1,753,608     $1,777,607
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    6,421     $   10,270
    Interest-bearing                                    386,125        372,073
                                                     ----------     ----------
  Total deposits                                        392,546        382,343
  Accounts payable, accrued expenses and other           39,127         44,788
  Income taxes payable                                   15,147         11,232
  Due to affiliated companies                         1,068,685      1,110,811
  Notes payable                                              --          2,095
  Accrued recourse obligation                            26,718         27,128
                                                     ----------     ----------
    Total liabilities                                 1,542,223      1,578,397
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,198,000 and
    27,147,000 shares issued; 27,161,000 and
    27,074,000 shares outstanding at March 31, 1996
    and December 31, 1995, respectively                     272            271
  Capital in excess of par value                         80,081         79,396
  Retained earnings                                     132,134        121,099
  Common stock held in treasury, at cost, $.01
    par value, 37,000 and 73,000 shares at March 31,
    1996 and December 31, 1995, respectively             (1,032)        (1,957)
  Stock compensation plan                                   413            501
  Employee stock benefit trust                             (413)            --
  Unearned stock compensation                               (70)          (100)
                                                     ----------     ----------
    Total stockholders' equity                          211,385        199,210
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,753,608     $1,777,607
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.
                                                  2

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
- - -------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1996        1995
                                                            -------    -------
                                                               (Unaudited)
Processing and service revenues                             $74,330    $55,228
Merchant discount revenue                                     7,844      7,678
                                                            -------    -------
                                                             82,174     62,906

Interest revenue                                             55,952     20,088
Interest expense                                             22,643      9,104
                                                            -------    -------
  Net interest income                                        33,309     10,984
Provision for loan losses                                    26,472      4,319
                                                            -------    -------
  Net credit income                                           6,837      6,665
                                                            -------    -------

Net operating revenues                                       89,011     69,571

Salaries and employee benefits                               24,200     21,017
Processing and service expenses                              26,671     18,560
Other expenses                                               20,341     13,026
                                                            -------    -------
  Total operating expenses                                   71,212     52,603
                                                            -------    -------

Income before income taxes                                   17,799     16,968
Income tax expense                                            6,764      6,691
                                                            -------    -------
Net income                                                  $11,035    $10,277
                                                            =======    =======

Net Income per Common Share                                 $  0.41    $  0.38
                                                            =======    =======

Weighted Average Common Shares
  Outstanding                                                27,117     27,078


See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- - -------------------------------------------------------------------------------
(In Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1996          1995
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 11,035     $ 10,277
  Adjustments to reconcile net income to
    net cash flows from operating activities
  Depreciation and amortization                             3,467        1,370
  Imputed interest on notes payable                            15        2,486
  Provision for loan losses                                26,472        4,319
  Deferred income taxes                                    (1,363)        (441)
  (Increase) decrease in operating assets:
  Cash and due from banks - restricted                     29,000      (46,480)
  Amounts due from affiliated companies                    (5,198)         254
  Accrued interest receivable and accounts receivable         922       (1,316)
  Prepaid expenses and other assets                           425       (1,636)
  Increase (decrease) in operating liabilities:
  Accounts payable, accrued expenses and other             (5,861)       5,697
  Income taxes payable                                      3,919        6,958
  Due to affiliated companies                               7,163          876
  Accrued recourse obligation                                (410)          16
                                                         --------      -------
    Net cash from operating activities                     69,586      (17,620)
                                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments: Held to maturity - purchases               (52,746)     (10,661)
  Investments: Held to maturity - maturities               47,750       10,570
  Net principal disbursed on credit
    card loans                                            (15,934)     (35,293)
  Purchase of credit card portfolio                            --     (296,556)
  Purchases of premises and equipment, net                 (1,905)      (1,565)
                                                         --------     --------
    Net cash from investing activities                    (22,835)    (333,505)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in noninterest-bearing deposits             (3,849)       2,110
  Net increase in interest-bearing deposits                14,052       70,314
  Due to affiliated companies                             (49,289)     358,197
  Repayment of notes payable                               (2,110)     (74,191)
  Proceeds from exercise of stock options                     411          265
  Change in treasury stock, net                               925           --
                                                         --------     --------
    Net cash from financing activities                    (39,860)     356,695
                                                         --------     --------

Increase in cash and due from banks                         6,891        5,570
Cash and due from banks, beginning of period                8,879        3,220
                                                         --------     --------
Cash and due from banks, end of period                   $ 15,770     $  8,790
                                                         ========     ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Short-term note, net issued to purchase credit
  card portfolios                                        $    --      $ 48,333
                                                         =======      ========

See notes to unaudited consolidated financial statements.

                                         4

SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1996 AND 1995
- - -------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and its wholly owned subsidiaries. The Company is a 73.6% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Dean Witter, Discover & Co. ("DWD"). The Company provides electronic processing of credit card transactions; administers consumer private label credit card programs and commercial account processing services; and provides operational outsourcing services to commercial clients in the United States. SPS Payment Systems, Inc. ("SPS"), a wholly owned subsidiary of the Company, is incorporated in the State of Delaware. Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, is chartered as a bank by the State of South Dakota and is a member of the Federal Deposit Insurance Corporation.

  The Consolidated Balance Sheet as of March 31, 1996, and the Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires that long-lived assets be reported at the lower of their carrying cost or net realizable value. The effect of the adoption of this statement was not material to the Company's consolidated financial position or results of operations.

  The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation," effective for fiscal years beginning after December 15, 1995. The Company has elected, as permitted by SFAS No. 123, to adopt the disclosure requirements of that standard but continue to account for stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees."

B.  RISKS AND UNCERTAINTIES

  The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from these estimates.

  The allowance for loan losses on credit card loans is a significant estimate that is regularly evaluated by management for adequacy on a portfolio by portfolio basis. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

  The Company uses the results of these evaluations to provide an allowance for loan losses for all loans, making no distinction between credit card loans that are intended to be securitized and those that are not. However, the exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses. The exposure for credit losses for securitized loans is represented by the Company retaining a contingent risk based on the amount of credit enhancement provided.

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. The Company is now reassessing its estimate of the allowance for losses required for loans intended to be securitized based on its experience with losses related to such loans as the market has matured. This reassessment process has also been affected by the standard-setting initiatives of the Financial Accounting Standards Board relating to the accounting for securitization transactions. Therefore, the Company may revise and reduce its estimate of the allowance for losses related to loans intended to be securitized. The effect of this revision in estimate would be to reduce the provision for loan losses on credit card loans by an amount equal to the allowance that, absent such revision, would have been provided for loans intended to be securitized. If the Company implements this revision, it expects that the provision for loan losses on credit card loans beginning with the third quarter of 1996 would be affected. It is further expected that loss allowances for outstanding securitizations, reflected in the accrued recourse obligation, as of the date of implementation would continue to be maintained until the related loans were liquidated. Any revision will be made in light of the facts and circumstances existing at that time, and the effect of any such revision cannot currently be quantified.


C.  CASH AND DUE FROM BANKS - RESTRICTED

  Cash and due from banks - restricted as of December 31, 1995 represented cash and invested cash derived from collections of certain securitized receivables. Such collections, which include the investors' and a portion of the Company's share of cash collections, were deposited with a third party and were paid out in the month subsequent to collection. No such amounts existed at March 31, 1996.

D.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              (In Thousands)
                                                             1996        1995
                                                            -------    -------
Balance, beginning of period                                $63,704    $24,090
Additions:
  Provision for loan losses                                  26,472      4,319
  Purchase of credit card portfolios                             --     29,843
                                                            -------    -------
                                                             26,472     34,162
Deductions:
  Charge-offs                                               (30,646)    (4,897)
  Less: recoveries                                            6,722      1,415
                                                            -------    -------
  Net charge-offs                                           (23,924)    (3,482)
                                                            -------    -------
Balance, end of period                                      $66,252    $54,770
                                                            =======    =======

  At March 31, 1996, there were $81.4 million in loans past due 30 days through 89 days, and $50.0 million in loans past due 90 days through 179 days.

  The changes in the accrued recourse obligation were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              (In Thousands)
                                                              1996      1995
                                                            -------    -------
Balance, beginning of period                                $27,128    $20,929
Additions:
  Provision charged to processing
    and service revenues                                      8,369      6,160

Deductions:
  Net charge-offs                                            (8,779)    (6,144)
                                                            -------    -------
Balance, end of period                                      $26,718    $20,945
                                                            =======    =======


E.  NOTES PAYABLE

  The Company repaid a note payable to Tandy in the amount of $48.3 million, relating to the purchase, during the first quarter of 1995, of the Radio Shack and Tandy Name Brand credit card portfolios. This note had an imputed interest rate of 6.5%.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  The Company's net operating revenues consist of processing and service revenues, merchant discount revenue and net credit income, which are derived as a result of its four principal business services: Network Services, Operational Outsourcing Services, Commercial Account Processing and Consumer Private Label Credit Card Programs.

  Processing and service revenues consist of four components (as described below): Transaction processing services, Managed Programs, HSB Programs and Servicing fees on securitized loans.

  Transaction processing services include revenues received as a result of Network Services such as electronic transaction processing, the sale and servicing of point-of-sale terminals, a System Access Agreement with NOVUS Services, Inc., an affiliated company, and from Operational Outsourcing Services. Revenues from electronic transaction processing typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount. Revenues from Operational Outsourcing Services typically are based upon the number of customer contacts processed through service activities such as customer billing inquiries, dispatch services, technical help-desk inquiries and catalog order processing.

  Managed Programs includes revenues received as a result of Commercial Account Processing and those Consumer Private Label Credit Card Programs which the Company administers, but for which it does not act as the card issuer or own the credit card loans. Managed Program revenues are derived from fees based on the volume of the private label services provided and on services provided in the administration of credit life insurance programs.

  HSB Programs refers to those Consumer Private Label Credit Card Programs for which HSB issues the credit card on behalf of the client and owns the credit card loans that are generated through the use of the card. The revenues derived from the administration of HSB Programs that are included as part of processing and service revenues primarily consist of late fees.

  Servicing fees on securitized loans are revenues derived from credit card loans that have been sold to investors through asset securitizations. Such revenues are the result of the fees earned for servicing the underlying credit card accounts. Loan securitizations have the effect of converting portions of net credit income and credit card fees to a component of processing and service revenues for the credit card accounts that are securitized.

  Merchant discount revenue is derived from the Company's owned Consumer Private Label Credit Card Programs. Merchant clients pay the Company an agreed upon percentage of each credit card sale charged by a cardholder.

  Interest revenue represents finance charges derived from owned Consumer Private Label Credit Card Programs and investment interest. Net credit income is calculated by subtracting interest expense and the provision for loan losses from interest revenue.

  The following table presents, for the periods indicated, the percentage relationship that certain statement of income items bear to net operating revenues and the period-to-period percentage dollar increase or decrease in each item.

                                                           Three Months Ended
                                                                March 31,
                                                            Period-to-Period
                                                         ---------------------
                                                          1996    1995  Change
                                                         ------  ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues                          83.5%  79.4%  34.6%
  Merchant discount revenue                                 8.8   11.0    2.2
  Net credit income                                         7.7    9.6    2.6
                                                          -----  -----
                                                          100.0  100.0   27.9

  OPERATING EXPENSES:
  Salaries and employee benefits                           27.2   30.2   15.1
  Processing and service expenses                          30.0   26.7   43.7
  Other expenses                                           22.8   18.7   56.2
                                                          -----  -----
                                                           80.0   75.6   35.4

  Income before income taxes                               20.0   24.4    4.9
  Income tax expense                                        7.6    9.6    1.1
                                                          -----  -----

  Net income                                               12.4%  14.8%   7.4%
                                                          =====  =====

  Net income for the three months ended March 31, 1996 rose to $11.0 million, an increase of $0.8 million, or 7.4%, over the same period a year ago. Net income per common share for the three month period was $0.41, compared to $0.38 in the prior year's first quarter.

  Net operating revenues for the first quarter of 1996 grew to a record $89.0 million, an increase of 27.9% over the same period last year. The increase in net operating revenues resulted primarily from an increase in processing and service revenues. The increase in processing and service revenues generally reflects the growth of the major business drivers: active consumer and commercial accounts, transactions processed and customer contacts processed. The Company's active consumer private label accounts, both owned and managed, grew 9.9% to 3.6 million at March 31, 1996, as compared with 3.3 million active consumer accounts at March 31, 1995. Active commercial accounts grew 22.7% to 732,000 at March 31, 1996, as compared to 594,000 at March 31, 1995. For the three months ended March 31, 1996, the number of point-of-sale transactions processed totaled 97.2 million, up 16.1% from 83.7 million in the same period in 1995. For the three months ended March 31, 1996, the number of customer contacts processed totaled 2.6 million, up 22.7% from 2.1 million in the same period in 1995. In addition, the increase in processing and service revenues reflects higher HSB Program revenues and an increase in servicing fees on securitized loans.

  Processing and service revenues increased 34.6% to $74.3 million for the three months ended March 31, 1996, as compared to $55.2 million for the same period last year. Processing and service revenues, representing 83.5% and 79.4% of net operating revenues for the three months ended March 31, 1996 and 1995, respectively, consisted of the following:

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                (In Thousands)
                                                               1996       1995
                                                             -------    -------
                                                                 (Unaudited)
  Transaction processing services                            $21,434    $18,419
  Managed Programs                                            23,121     20,662
  HSB Programs                                                11,640      3,305
  Servicing fees on securitized loans                         18,135     12,842
                                                             -------    -------
                                                             $74,330    $55,228
                                                             =======    =======


  The increase in revenues from transaction processing services resulted primarily from a higher volume of Network Services point-of-sale transactions processed, increased revenues from Operational Outsourcing Services and the sale and servicing of point-of-sale terminals. The increase in revenues from Managed Programs resulted primarily from an increase in credit life insurance program revenues, and an increase in the volume of Commercial Account
Processing Services provided, partially offset by the loss of managed revenues from the conversion of the Radio Shack and Tandy Name Brand credit card portfolios to HSB Programs in March 1995. The increase in revenues from HSB
Programs resulted from an increase in late fee revenue resulting from the growth in credit card loan portfolios, coupled with a higher level of credit card loan delinquencies, and the conversion of the Radio Shack and Tandy Name
Brand credit card portfolios in March 1995. The increase in servicing fees on securitized loans resulted from a higher average balance of loans securitized.

  Merchant discount revenue increased 2.2% to $7.8 million for the three months ended March 31, 1996, as compared to $7.7 million for the same period last year. The modest increase in merchant discount revenue is the result of a shift in special payment plans, for certain merchant clients, from longer term plans with higher discount rates to shorter term plans with lower discount rates, but higher finance charge yields. Merchant discount revenue was 8.8% and 11.0% of net operating revenues for the three months ended March 31, 1996 and 1995, respectively.













  Net credit income of $6.8 million for the three months ended March 31, 1996, was relatively flat on a period-to-period basis as higher net interest income was offset by an increase in the provision for loan losses. The increase in interest revenue resulted from a $924.4 million increase in average credit card loans outstanding associated with growth in existing credit card portfolios and the addition of new credit card portfolios since March 31, 1995. The increase in interest expense was due to an increase in average borrowings to finance the growth in credit card loans, partially offset by lower interest rates on borrowings. The increase in the provision for loan losses is attributable to increased charge-offs associated with a higher balance of credit card loans outstanding, coupled with an increase in the net charge-off rate. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit losses is related, in part, to increased consumer debt levels. The Company believes this trend will continue and expects to experience a higher net charge-off rate throughout 1996. In addition, the Company is reassessing its estimate of the allowance for losses related to securitized loans. A change in this estimate may affect future provisions for loan losses on credit card loans as described in note B to the consolidated financial statements on page 5.

  For the three months ended March 31, 1996, total operating expenses of $71.2 million represented an increase of 35.4% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 80.0% for the three months ended March 31, 1996, as compared to 75.6% for the same period a year ago.

  For the three months ended March 31, 1996, salaries and employee benefits totaled $24.2 million, an increase of 15.1% from $21.0 million in the same period a year ago. The Company added approximately 475 additional full-time equivalent employees since March 31, 1995. Approximately 80% of these new employees were assigned to field processing facilities to handle an increased volume of operational outsourcing services and private label accounts processed by the Company. The remaining increase in personnel was primarily attributable to business acquisitions during 1995 and an increase in systems development personnel.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended March 31, 1996, such expenses rose to $26.7 million, or 43.7% on a period-to-period basis. The increase in processing and service expenses resulted from a higher volume of transactions processed and private label services provided as well as from ongoing processing and service expenses associated with the integration of the Radio
Shack and Tandy Name Brand credit card portfolios purchased in March 1995.
Processing and service expenses as a percentage of net operating revenues increased to 30.0% for the three months ended March 31, 1996, as compared to 26.7% for the comparable prior year period.










  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended March 31, 1996 and 1995, other expenses totaled $20.3 million and $13.0 million, respectively. The increase in other expenses resulted from increased collection expenses, costs associated with higher terminal sales, occupancy expenses, administrative expenses and fraud losses resulting from an increase in the incidence of fraudulent transactions. In addition, ongoing expenses resulting from the integration of the Radio Shack and Tandy Name Brand credit card portfolios purchased in March 1995 contributed to the increase in other expenses. Other expenses were 22.8% and 18.7% of net operating revenues for the three months ended March 31, 1996 and 1995, respectively.

  Credit card loans outstanding decreased $9.4 million from $1,620.8 million at year-end to $1,611.4 million at March 31, 1996. At March 31, 1996, the allowance for loan losses was $66.3 million, equal to 4.1% of total credit card loans outstanding, compared with $63.7 million, or 3.9% of total credit card loans outstanding at December 31, 1995. Accruing loans that were contractually past due 90 days to 179 days represented 3.1% of total credit card loans outstanding, at March 31, 1996, compared to 2.7% of total credit card loans outstanding at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  Through its liquidity policies, the Company seeks to ensure access to cost effective funding in all business environments. This objective is accomplished through diversification of funding sources, extension of funding terms and staggering of liability maturities.

  The Company's capital policies seek to maintain a strong balance sheet consistent with the Company's business risks as well as regulatory requirements. The Company's subsidiary bank, HSB, targets the maintenance of capital levels considered for regulatory purposes to be "well-capitalized" as defined by the FDIC Improvement Act of 1991.

  The Company finances its operations from three principal sources: deposit taking activities utilizing certificates of deposit ("CDs")in denominations of $100,000 or more; securitizations of credit card loans; and borrowings from DWD.

  HSB administers a certificate of deposit program through which jumbo certificates of deposit ("CDs") are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional
CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of DWD, and generally have a maturity of two to 10 years. As of March 31, 1996, CDs outstanding were $386.1 million, of which institutional CDs represented $186.5 million and retail CDs represented $199.6 million.








  HSB maintains loan securitization programs with Receivables Capital
Corporation ("RCC") and at March 31, 1996, outstanding loans under such programs were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC") and at March 31, 1996, outstanding loans under such program were $300.0 million. Securitized loans are sold with limited recourse to the Company. The maximum recourse obligation on such securitized loans at March 31, 1996, was $109.4 million. Additionally, the Company had servicer responsibility for securitized loans (investor certificates), that were sold to public investors by Tandy, as a result of the purchase of the Radio Shack and Tandy Name Brand credit card portfolios. Credit support for the assumed securitization was provided by a subordinated certificate that had been retained by the Company. The securitization assumed from Tandy was in its scheduled amortization phase and as a result, the senior investor interest in the securitization pool declined to zero during the first quarter of 1996. At March 31, 1996, $580.0 million or 26.5% of the HSB Program loans had been sold through loan securitizations.

  The RCC and BCC loan securitization programs are scheduled to expire in December 1996. If these programs are not extended on or prior to their expiration dates, collections allocable to RCC and BCC following the expiration dates of the programs will be paid to RCC or to BCC, as applicable, and the interests of RCC and of BCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after the applicable program's expiration date would remain on the Company's consolidated balance sheet.

   The Company has an Amended and Restated Borrowing Agreement (the "Borrowing
Agreement"), an Amended and Restated Bridge Agreement (the "Bridge Funding
Agreement") and a facility fee letter agreement (the "Facility Fee Agreement"), (collectively, the "Financing Agreements") with DWD, pursuant to which DWD has agreed to provide loans to the Company. The Borrowing Agreement, which was scheduled to expire in May 1996, was recently amended to extend its term until April 17, 1997 and to increase the maximum amount available under the Borrowing
Agreement from $400.0 million to $500.0 million (the "Commitment"). The
Facility Fee Agreement, under which the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with DWD, was also amended to reduce the monthly facility fee pertaining to the Commitment. Pursuant to the Bridge Funding Agreement, DWD has agreed to supply bridge funding to the Company in an amount sufficient to fund the Tandy portfolios acquired on March 30, 1995. The maximum amount available under the Bridge Funding Agreement may be reduced by DWD up to the amount of any additional funds received by HSB pursuant to any new loan securitization agreement covering Tandy credit card receivables implemented after the date of the Bridge Funding Agreement. The Bridge Funding Agreement with DWD expires on
September 30, 1996. The terms of the Bridge Funding Agreement are similar to the Borrowing Agreement. At April 30, 1996, the Company had $884.7 million outstanding under the Borrowing Agreement and Bridge Funding Agreement.

  The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with DWD. If the Company is unable to reach a satisfactory agreement with DWD for the renewal or the replacement of the Financing
Agreements, the Company believes it will be able to meet its financial requirements over the next twelve months from other sources, including securitization of credit card loans and deposit taking activities.



  Cash flows from operating activities resulted in net proceeds of cash of $69.6 million and net uses of cash of $17.6 million for the three months ended
March 31, 1996 and 1995, respectively. Cash flows from operating activities for the three months ended March 31, 1996 were impacted by the elimination of a restricted cash collection account, which was used in servicing the assumed securitizations from Tandy Corporation, and a higher level of provision for loan losses.

  Investing activities for the three months ended March 31, 1996 resulted in net uses of cash of $22.8 million, primarily consisting of net principal disbursed on credit card loans, representing the difference between sales made using the cards and payments received from cardholders ($15.9 million) and from investments in short-term U.S. Treasury bills resulting in net uses of cash of $5.0 million. Investing activities for the three months ended March 31, 1995 resulted in net uses of cash of $333.5 million, primarily consisting of the purchase of the Radio Shack and Tandy Name Brand credit card portfolios from Tandy Corporation on March 30, 1995 ($296.6 million) and net principal disbursed on credit card loans ($35.3 million). The purchase of the two Tandy credit card portfolios also included a short-term note, net of imputed interest of $48.3 million issued as part of the purchase consideration.

  Financing activities for the three months ended March 31, 1996 resulted in net uses of cash of $39.9 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($49.3 million) and from final payments made on short-term notes payable with Tandy Corporation ($2.1 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($14.1 million). Financing activities for the three months ended March 31, 1995 resulted in net proceeds of cash of $356.7 million, primarily consisting of a net increase in borrowings due to affiliated companies ($358.2 million) and a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit
($70.3 million), partially offset by payments made on short-term notes payable with Tandy Corporation ($74.2 million). At March 31, 1996 and 1995, the Company had cash and cash equivalents of $15.8 million and $8.8 million, respectively.

  The Company currently has no material commitments requiring capital expenditures. The Company has not paid any dividends on its Common Stock and anticipates retaining future operating cash flows for the foreseeable future to finance growth and business expansion rather than to pay dividends to its stockholders. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, financial condition of the Company and such other factors as the Board of Directors of the Company in its discretion shall determine. Periodically, SPS and HSB have paid dividends to the Company. The amount of dividends that can be paid to the Company by HSB is restricted by applicable banking regulations.

INTEREST RATE RISK

  The Company's interest rate risk policies are designed to reduce the volatility of earnings resulting from changes in interest rates.  This is accomplished primarily through matched financing, where possible, which entails matching the repricing schedules of credit card loans and the related financing.  Matched financing includes the funding of variable rate credit card loans that are primarily indexed to the prime rate with floating rate financing that is primarily indexed to commercial paper rates and the federal funds rate.
The Company generally retains basis risk between the prime rate and commercial paper/federal funds rates on variable rate credit card loans. Fixed rate credit card loans are generally funded with fixed rate financing (financing with an initial term of one year or greater).
                                         14

  The Company also funds fixed rate credit card loans with floating rate financing by utilizing interest rate swaps, cost of funds agreements and interest rate caps to adjust the repricing characteristics of its financing to fixed rate financing. Under interest rate swaps and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate cap agreements effectively establish a maximum interest rate on certain of the Company's floating rate borrowings.
Interest rate swap agreements are entered into with an affiliate. Interest rate cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Costs of funds agreements are entered into as part of agreements pursuant to which the Company owns the credit card loan portfolio and provides private label credit card processing services to certain of its credit card merchant clients.

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $746.3 million and $390.9 million at March 31, 1996 and 1995, respectively.

  At March 31, 1996 and 1995, the Company had $40.0 million of interest rate cap agreements. At March 31, 1996, the current variable rates on all interest rate cap agreements exceeded the specified cap rates.

  At March 31, 1996 and 1995, the Company's interest rate swap agreements had maturities ranging from December 1996 to December 2000 and from November 1995 to October 1998, respectively. At March 31, 1996 and 1995, the Company's interest rate cap agreements had maturities ranging from February 1997 to September 1997 and from February 1997 to October 1997, respectively.

CAUTIONARY STATEMENTS

  The Company from time to time may provide forward-looking statements relating to anticipated events and the effect of those anticipated events on the Company's major business drivers and operating results. The cautionary statements provided below are made pursuant to the provisions of the Private
Securities Litigation Reform Act of 1995 (the "Act") and with the intention of obtaining the benefits of the "safe harbor" provisions of the Act for any such forward-looking statements. The Company cautions readers that any forward-looking statements provided are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors. In particular, with respect to provision for loan losses on credit card loans, described in "- Results of Operations," factors that may affect forward-looking statements include, but are not limited to, the following:

   Changes in consumer payment patterns and bankruptcy trends that affect the level and direction of credit card loan delinquencies and write-offs.

   The rate and magnitude of changes in the credit card loan portfolio.

 Credit card loan portfolio mix.

   The amount of credit card loans intended to be securitized and accessibility to the securitization markets.

   Changes in management's estimates of the adequacy of loan loss allowances.

   Interest rate movements and other general economic conditions.
                                        15

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  The Company has previously disclosed certain litigation between HSB and Lechmere, Inc. ("Lechmere") regarding Lechmere's 1994 election to terminate its private label credit card agreement with HSB. Such litigation has been settled pursuant to a settlement agreement dated as of March 13, 1996 and entered into among HSB, Lechmere and Lechmere's parent, Montgomery Ward & Co., Incorporated.
As part of the settlement, HSB entered into an agreement dated as of March 13, 1996 to sell and transfer the Lechmere credit card portfolio to Lechmere's designee. The sale and transfer of the portfolio closed as of April 26, 1996.
The Company believes that neither the sale of such portfolio nor the settlement of the litigation with Lechmere will have a material adverse effect on the Company's financial position or results of operations. The Company currently is not involved in any other material legal proceedings.

Item 2.  Changes in Securities.- None.

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.
    10.1 First Amendment to the Amended and Restated Borrowing Agreement dated as of May 3, 1996, between the Company and DWD.

    10.2 Amendment to the Facility Fee Letter Agreement dated as of May 3,
         1996, between the Company and DWD.

27   Financial Data Schedule

(b) Reports on Form 8-K.

  A Current Report on form 8-K, dated April 15, 1996, was filled with the Securities and Exchange Commission reporting Item 7 relating to the Company's first quarter earnings release.

  A Current Report on form 8-K, dated January 17, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's fourth quarter earnings release.















                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date:  May 14, 1996                 By:/s/ Russell J. Bonaguidi
       ------------                 -----------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)



































    EDGAR
    Exhibit     Description of Exhibits
    -------     -----------------------

     10         Exhibit 10.1, First Amendment to the Amended and Restated
                Borrowing Agreement dated as of May 3, 1996, between the Company and DWD.

     10 Exhbit 10.2, Amendment to the Facility Fee Letter Agreement dated as of May 3, 1996, between the Company and DWD.

     27         Exhibit 27, Financial Data Schedule
















































