Form 10-Q
period 1996-06-30
SPS TRANSACTION SERVICES INC
filed 1996-08-13
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1996

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

As of July 31, 1996, the Registrant had 27,193,117 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 19 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                     June 30,      December 31,
                                                       1996           1995
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $    9,448     $    8,879
  Cash and due from banks - restricted                       --         29,000
  Investments held to maturity - at amortized cost       52,394         47,430
  Credit card loans                                   1,421,568      1,620,833
  Allowance for loan losses                             (65,304)       (63,704)
                                                     ----------     ----------
    Credit card loans, net                            1,356,264      1,557,129
  Accrued interest receivable                            22,655         23,828
  Accounts receivable                                    28,411         28,683
  Due from affiliated companies                           3,561          4,776
  Premises and equipment, net                            21,386         19,800
  Deferred income taxes                                  26,507         26,276
  Prepaid expenses and other assets                      29,166         31,806
                                                     ----------     ----------
TOTAL ASSETS                                         $1,549,792     $1,777,607
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    2,902     $   10,270
    Interest-bearing                                    411,668        372,073
                                                     ----------     ----------
  Total deposits                                        414,570        382,343
  Accounts payable, accrued expenses and other           39,586         44,788
  Income taxes payable                                    2,335         11,232
  Due to affiliated companies                           848,028      1,110,811
  Notes payable                                              --          2,095
  Accrued recourse obligation                            26,623         27,128
                                                     ----------     ----------
    Total liabilities                                 1,331,142      1,578,397
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,224,000 and
    27,147,000 shares issued; 27,187,000 and
    27,074,000 shares outstanding at June 30, 1996
    and December 31, 1995, respectively                     272            271
  Capital in excess of par value                         80,745         79,396
  Retained earnings                                     138,727        121,099
  Common stock held in treasury, at cost, $.01
    par value, 37,000 and 73,000 shares at June 30,
    1996 and December 31, 1995, respectively             (1,032)        (1,957)
  Stock compensation plan                                   413            501
  Employee stock benefit trust                             (413)            --
  Unearned stock compensation                               (62)          (100)
                                                     ----------     ----------
    Total stockholders' equity                          218,650        199,210
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,549,792     $1,777,607
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
- -------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                    ------------------     -------------------
                                     1996        1995        1996       1995
                                    -------    -------     --------   --------
                                        (Unaudited)            (Unaudited)
Processing and service revenues     $64,766    $58,969     $139,096   $114,197
Merchant discount revenue             7,375      9,285       15,219     16,963
                                    -------    -------     --------   --------
                                     72,141     68,254      154,315    131,160

Interest revenue                     56,194     35,444      112,146     55,532
Interest expense                     18,943     16,263       41,586     25,367
                                    -------    -------     --------   --------
  Net interest income                37,251     19,181       70,560     30,165
Provision for loan losses            26,096     11,274       52,568     15,593
                                    -------    -------     --------   --------
  Net credit income                  11,155      7,907       17,992     14,572
                                    -------    -------     --------   --------

Net operating revenues               83,296     76,161      172,307    145,732

Salaries and employee benefits       24,471     21,480       48,671     42,497
Processing and service expenses      26,836     23,357       53,507     41,917
Other expenses                       21,353     15,140       41,694     28,166
                                    -------    -------     --------   --------
  Total operating expenses           72,660     59,977      143,872    112,580
                                    -------    -------     --------   --------

Income before income taxes           10,636     16,184       28,435     33,152
Income tax expense                    4,043      6,399       10,807     13,090
                                    -------    -------     --------   --------
Net income                          $ 6,593    $ 9,785     $ 17,628   $ 20,062
                                    =======    =======     ========   ========

Net income per common share         $  0.24    $  0.36     $   0.65   $   0.74
                                    =======    =======     ========   ========

Weighted average common shares
  outstanding                        27,183     27,114       27,150     27,096


See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------------------------------------------------
(In Thousands)

                                                            Six Months Ended
                                                                 June 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 17,628     $ 20,062
  Adjustments to reconcile net income to
    net cash flows from operating activities:
  Depreciation and amortization                             7,046        5,025
  Imputed interest on notes payable                            15        4,537
  Provision for loan losses                                52,568       15,593
  Deferred income taxes                                      (231)      (6,500)
  (Increase) decrease in operating assets:
  Cash and due from banks - restricted                     29,000      (36,635)
  Amounts due from affiliated companies                     1,215       (2,325)
  Accrued interest receivable and accounts receivable       1,445        1,148
  Prepaid expenses and other assets                         1,373       (6,054)
  Increase (decrease) in operating liabilities:
  Accounts payable, accrued expenses and other             (5,298)      (1,125)
  Income taxes payable                                     (8,504)       6,375
  Due to affiliated companies                               6,339        3,431
  Accrued recourse obligation                                (505)          62
                                                         --------     --------
    Net cash from operating activities                    102,091        3,594
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases               (181,564)     (47,290)
  Investments held to maturity - maturities               176,600       27,279
  Net principal collected (disbursed) on credit
    card loans                                              6,503     (148,475)
  Purchase of credit card portfolios                           --     (296,556)
  Proceeds from sale of credit card portfolio             138,861           --
  Purchases of premises and equipment, net                 (4,432)      (4,374)
                                                         --------     --------
    Net cash from investing activities                    135,968     (469,416)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (7,368)      (1,512)
  Net increase in interest-bearing deposits                39,595       96,476
  Due to affiliated companies                            (269,122)     536,418
  Repayment of notes payable                               (2,110)    (161,659)
  Proceeds from exercise of stock options                     590          510
  Change in treasury stock, net                               925           --
                                                         --------     --------
    Net cash from financing activities                   (237,490)     470,233
                                                         --------     --------

Increase in cash and due from banks                           569        4,411
Cash and due from banks, beginning of period                8,879        3,220
                                                         --------     --------
Cash and due from banks, end of period                   $  9,448     $  7,631
                                                         ========     ========


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
  Short-term note, net issued to purchase credit
  card portfolios                                        $     --     $ 48,333
                                                         ========     ========

See notes to unaudited consolidated financial statements.
                                         4

SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995
- -------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and subsidiaries. The Company is a 73.6% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Dean Witter, Discover & Co. ("DWD"). The Company provides electronic processing of credit card transactions; administers consumer private label credit card programs and commercial account processing services; and provides operational outsourcing services to commercial clients in the United States. SPS Payment Systems, Inc. ("SPS"), a wholly owned subsidiary of the Company, is incorporated in the State of Delaware. Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, is chartered as a bank by the State of South Dakota and is a member of the Federal Deposit Insurance Corporation.

  The Consolidated Balance Sheet as of June 30, 1996, the Consolidated Statements of Income for the three and six months ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

B.  ACCOUNTING PRONOUNCEMENTS

  Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which generally requires that long-lived assets be reported at the lower of their carrying cost or net realizable value. The adoption of this statement was not material to the Company's consolidated financial position or results of operations.

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

  The Financial Accounting Standards Board has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996. This statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. SFAS 125 supersedes and incorporates the essential provisions of SFAS 122. The Company believes that the effect of the adoption of SFAS 125 will not be material to its consolidated financial position or results of operations.

C.  RISKS AND UNCERTAINTIES

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

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. The Company is now reassessing its estimate of the allowance for losses required for loans intended to be securitized based on its experience with losses related to such loans as the market has matured. This reassessment process has also been affected by the standard-setting initiatives of the Financial Accounting Standards Board, in particular the recent issuance of SFAS 125, which eliminates the uncertainty surrounding the appropriate accounting treatment for asset securitization transactions. Therefore, the Company may revise and reduce its estimate of the allowance for losses related to loans intended to be securitized. The effect of this revision in estimate would be to reduce the provision for loan losses on credit card loans by an amount equal to the allowance that, absent such revision, would have been provided for loans intended to be securitized. The Company expects that the provision for loan losses on credit card loans beginning with the third quarter of 1996 would be affected by this revision. It is further expected that loss allowances for outstanding securitizations, reflected in the accrued recourse obligation, as of the date of implementation would continue to be maintained until the related loans were liquidated. Any revision will be made in light of the facts and circumstances existing at that time, and the effect of any such revision cannot currently be quantified.

D.  CASH AND DUE FROM BANKS - RESTRICTED

  Cash and due from banks - restricted as of December 31, 1995 represented cash and invested cash derived from collections of certain securitized receivables. Such collections, which include the investors' and a portion of the Company's share of cash collections, were deposited with a third party and were paid out in the month subsequent to collection. No such amounts existed at June 30, 1996.


E.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        (In Thousands)        (In Thousands)
                                        1996       1995       1996       1995
                                      -------    -------    -------    -------
Balance, beginning of period          $66,252    $54,770    $63,704    $24,090
Additions:
  Provision for loan losses            26,096     11,274     52,568     15,593
  Purchase of credit card portfolios       --         --         --     29,843
                                      -------    -------    -------    -------
                                       26,096     11,274     52,568     45,436
Deductions:
  Charge-offs                         (32,335)   (16,378)   (62,981)   (21,275)
  Less: recoveries                      5,291      5,710     12,013      7,125
                                      -------    -------    -------    -------
  Net charge-offs                     (27,044)   (10,668)   (50,968)   (14,150)
                                      -------    -------    -------    -------
Balance, end of period                $65,304    $55,376    $65,304    $55,376
                                      =======    =======    =======    =======

  At June 30, 1996, on an owned loan basis, there were $74.4 million or 5.2% in loans past due 30 days through 89 days, and $53.4 million or 3.8% in loans past due 90 days through 179 days. At June 30, 1995, on an owned loan basis, there were $43.1 million or 3.6% in loans past due 30 days through 89 days, and $26.5 million or 2.2% in loans past due 90 days through 179 days.

  The changes in the accrued recourse obligation were as follows:

                                   Three Months Ended        Six Months Ended
                                         June 30,                June 30,
                                   ------------------       ------------------
                                     (In Thousands)           (In Thousands)
                                     1996       1995          1996       1995
                                   -------    -------       -------    -------
Balance, beginning of period       $26,718    $20,945       $27,128    $20,929
Additions:
  Provision charged to processing
    and service revenues            10,486      9,641        18,855     15,801

Deductions:
  Net charge-offs                  (10,581)    (9,595)      (19,360)   (15,739)
                                   -------    -------       -------    -------
Balance, end of period             $26,623    $20,991       $26,623    $20,991
                                   =======    =======       =======    =======

F.  NOTES PAYABLE

  In February 1996, the Company made the final monthly installment on a note payable to Tandy. This note related to the purchase, during the first quarter of 1995, of the Radio Shack and Tandy Name Brand credit card portfolios. The note had an imputed interest rate of 6.5%.

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

  Transaction processing services includes revenues received as a result of Network Services such as electronic transaction processing, the sale and servicing of point-of-sale terminals, a System Access Agreement with NOVUS Services, Inc., an affiliated company, and from Operational Outsourcing Services. Revenues from electronic transaction processing typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount. Revenues from Operational Outsourcing Services typically are based upon the number of customer contacts processed through service activities such as customer billing inquiries, dispatch services, technical help-desk inquiries and catalog order processing.

  Managed Programs includes revenues received as a result of Commercial Account Processing and those Consumer Private Label Credit Card Programs which the Company administers, but for which it does not act as the card issuer or own the credit card loans. Managed Program revenues are derived from fees based on the volume of the services provided and on services provided in the administration of credit life insurance programs.

  HSB Programs refers to those Consumer Private Label Credit Card Programs for which HSB issues the credit card on behalf of the client and owns the credit card loans that are generated through the use of the card. The revenues derived from the administration of HSB Programs that are included as part of processing and service revenues primarily consist of late fees.

  Servicing fees on securitized loans are revenues derived from credit card loans that have been sold to investors through asset securitizations. Such revenues are the result of the fees earned for servicing the underlying credit card accounts. Loan securitizations have the effect of converting portions of net credit income, merchant discount revenue and credit card fees to a component of processing and service revenues for the credit card accounts that are securitized.

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

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     Period-to-period       Period-to-Period
                                   --------------------   --------------------
                                    1996   1995  Change    1996   1995  Change
                                   ------ ------ ------   ------ ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues   77.8%  77.4%   9.8%    80.7%  78.4%  21.8%
  Merchant discount revenue          8.8   12.2  (20.6)     8.9   11.6  (10.3)
  Net credit income                 13.4   10.4   41.1     10.4   10.0   23.5
                                   -----  -----           -----  -----
                                   100.0  100.0    9.4    100.0  100.0   18.2
  OPERATING EXPENSES:
  Salaries and employee benefits    29.4   28.2   13.9     28.2   29.1   14.5
  Processing and service expenses   32.2   30.7   14.9     31.1   28.8   27.6
  Other expenses                    25.6   19.9   41.0     24.2   19.3   48.0
                                   -----  -----           -----  -----
                                    87.2   78.8   21.1     83.5   77.2   27.8

  Income before income taxes        12.8   21.2  (34.3)    16.5   22.8  (14.2)
  Income tax expense                 4.9    8.4  (36.8)     6.3    9.0  (17.4)
                                   -----  -----           -----  -----

  Net income                         7.9%  12.8% (32.6)%   10.2%  13.8% (12.1)%
                                   =====  =====           =====  =====

  Net income for the three months ended June 30, 1996 was 6.6 million, a decrease of $3.2 million, or 32.6%, over the same period a year ago. Net income per common share for the three month period was $0.24, compared to $0.36 in the prior year's second quarter, which was consistent with the Company's earnings outlook of between $0.22 and $0.25 announced on June 21, 1996. Net income for the six months ended June 30, 1996 was $17.6 million, a decrease of $2.4 million, or 12.1%, compared to the same period a year ago. Net income per common share for the six month period was $0.65, compared to $0.74 for the same period in 1995. The decline in earnings is primarily attributable to two factors: an increase in charge-offs in the Company's private label credit card portfolios related to an industry-wide deterioration in consumer credit quality, and the mix and pricing of promotional payment plans offered to the Company's consumer private label credit cardholders.

  Net operating revenues for the second quarter of 1996 grew to $83.3 million, an increase of 9.4% over the same period last year. Net operating revenues for the six months ended June 30, 1996, grew to $172.3 million, an increase of 18.2% over the same period last year. The increase in net operating revenues for both periods resulted primarily from increases in processing and service revenues and net interest income, partially offset by a decrease in merchant discount revenue and increased net charge-offs, which resulted in an increase in provision for loan losses expense. The increase in processing and service revenues and net interest income for both periods was primarily due to increased revenues resulting from the administration of consumer and commercial private label credit card programs and an increase in the volume of transaction processing services and operational outsourcing services provided. The Company's active consumer private label accounts, both owned and managed, decreased slightly to 3.3 million at June 30, 1996, as compared with 3.4 million active consumer accounts at June 30, 1995. A contributing factor to the decline in active consumer private label accounts at June 30, 1996 was the sale of a private label credit card portfolio during the second quarter of 1996. Active commercial accounts grew 19.8% to 727,000 at June 30, 1996, as compared to 607,000 at June 30, 1995. For the three and six months ended June 30, 1996, the number of point-of-sale transactions processed totaled 104.8 million and 202.0 million, respectively, up 14.3% and 15.2%, respectively, from the comparable prior periods. For the three and six months ended June 30, 1996, the number of customer contacts processed totaled 2.1 million and 4.7 million, respectively, up 1.8% and 12.4%, respectively, from the comparable prior periods.

  Processing and service revenues increased 9.8% to $64.8 million for the three months ended June 30, 1996, as compared to $59.0 million for the same period last year. For the six months ended June 30, 1996, processing and service revenues increased 21.8% to $139.1 million as compared to $114.2 million for the same period last year. Processing and service revenues represented 77.8% and 77.4% of net operating revenues for the three months ended June 30, 1996 and 1995, respectively. For the six months ended June 30, 1996 and 1995, processing and service revenues represented 80.7% and 78.4% of net operating revenues, respectively. Processing and service revenues consisted of the following:

                                      Three Months Ended     Six Months Ended
                                            June 30,            June 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1996       1995        1996       1995
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Transaction processing services     $20,655    $18,881     $42,089    $37,300
  Managed Programs                     22,117     18,204      45,238     38,866
  HSB Programs                         11,561      6,052      23,201      9,357
  Servicing fees on securitized loans  10,433     15,832      28,568     28,674
                                      -------    -------    --------   --------
                                      $64,766    $58,969    $139,096   $114,197
                                      =======    =======    ========   ========

  The increase in revenues from transaction processing services for both the three and six months ended June 30, 1996 resulted primarily from a higher volume of Network Services point-of-sale transactions processed and increased revenues from Operational Outsourcing Services. The increase in revenues for the three months ended June 30, 1996 was partially offset by a decrease in revenues from the sale and servicing of point-of-sale terminals. The increase in revenues from Managed Programs for both the three and six months ended June 30, 1996 resulted primarily from an increase in credit life insurance program revenues, and an increase in the volume of Commercial Account Processing Services provided. The increase in revenues from HSB Programs for both the three and six months ended June 30, 1996 resulted from an increase in late fee revenue resulting from the growth in credit card loan portfolios, coupled with a higher level of credit card loan delinquencies. The conversion of the Radio Shack and Tandy Name Brand credit card portfolios in March 1995 further contributed to the increase in HSB Program revenues for the six months ended June 30, 1996. The decrease in servicing fees on securitized loans for the three months ended June 30, 1996 was due to a lower average balance of loans securitized which resulted in lower net interest income, coupled with a higher rate of credit losses on securitized loans.

  Merchant discount revenue decreased 20.6% to $7.4 million for the three months ended June 30, 1996, as compared to $9.3 million for the same period last year. For the six months ended June 30, 1996, merchant discount revenue decreased 10.3% to $15.2 million in 1996 compared to the same period last year. The decrease in merchant discount revenue reflects the mix and pricing of promotional payment plans offered to private label cardholders. There has been a shift in promotional payment plans, for certain merchant clients, from longer term plans with higher discount rates to shorter term plans with lower discount rates, but higher finance charge yields. Merchant discount revenue was 8.8% and 12.2% of net operating revenues for the three months ended June 30, 1996 and 1995, respectively, and was 8.9% and 11.6% of net operating revenues for the six months ended June 30, 1996 and 1995, respectively.

  Net credit income increased 41.1% to $11.2 million for the three months ended June 30, 1996, as compared to the same period last year, resulting from an $18.1 million increase in net interest income partially offset by a $14.8 million increase in provision for loan losses expense. For the six months ended June 30, 1996, net credit income increased 23.5% to $18.0 million over the same period last year, resulting from a $40.4 million increase in net interest income partially offset by a $37.0 million increase in provision for loan losses expense. For both periods, the increase in interest revenue resulted from an increase in average credit card loans outstanding associated with growth in existing credit card portfolios and the addition of new credit card portfolios since June 30, 1995. The increase in interest expense for both periods was due to an increase in average borrowings to finance the growth in credit card loans, partially offset by lower interest rates on borrowings. The increase in the provision for loan losses is attributable to increased charge-offs associated with a higher balance of credit card loans outstanding, coupled with an increase in the net charge-off rate. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit losses is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes this trend will continue and expects to experience a higher net charge-off rate throughout 1996 as compared to 1995. The Company is taking corrective measures to reduce future charge-offs by tightening credit approval models; re-scoring existing accounts and reducing credit lines or closing accounts as necessary; and by increasing collection efforts by adding collectors, expanding call hours, and identifying high risk accounts to accelerate contacts. In addition, the Company is reassessing its estimate of the allowance for losses related to securitized loans. A change in this estimate may affect future provisions for loan losses on credit card loans as described in Note C to the consolidated financial statements on page 6.

  For the three months ended June 30, 1996, total operating expenses of $72.7 million represented an increase of 21.1% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 87.2% for the three months ended June 30, 1996, as compared to 78.8% for the same period a year ago. For the six months ended June 30, 1996, total operating expenses of $143.9 million represented an increase of 27.8% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 83.5% for the six months ended June 30, 1996, as compared to 77.2% for the same period a year ago.

  For the three months ended June 30, 1996, salaries and employee benefits totaled $24.5 million, an increase of 13.9% from $21.5 million in the same period a year ago. For the six months ended June 30, 1996, salaries and employee benefits totaled $48.7 million, an increase of 14.5% from $42.5 million in the same period a year ago. The Company added approximately 340 additional full-time equivalent employees since June 30, 1995. Approximately 75% of these new employees were assigned to field processing facilities to handle an increased volume of operational outsourcing services and private label accounts processed by the Company. The remaining increase in personnel was primarily attributable to business acquisitions during 1995.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended June 30, 1996, such expenses rose to $26.8 million, or 14.9% on a period-to-period basis. For the six months ended June 30, 1996, processing and service expenses increased to $53.5 million, or 27.6% from the same period a year ago. The increase in processing and service expenses for both periods resulted from a higher volume of transactions processed and private label services provided as well as from ongoing processing and service expenses associated with the integration of the Radio Shack and Tandy Name Brand credit card portfolios purchased in March 1995. Processing and service expenses as a percentage of net operating revenues were 32.2% and 30.7% for the three months ended June 30, 1996 and 1995, respectively. Processing and service expenses as a percentage of net operating revenues were 31.1% and 28.8% for the six months ended June 30, 1996 and 1995, respectively.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended June 30, 1996 and 1995, other expenses totaled $21.4 million and $15.1 million, respectively. For the six months ended June 30, 1996 and 1995, other expenses totaled $41.7 million and $28.2 million, respectively. The increase in other expenses for both periods resulted from increased collection expenses, occupancy expenses, administrative expenses, fraud losses resulting from an increase in the incidence of fraudulent transactions and increased merchant marketing incentives expense. Other expenses were 25.6% and 19.9% of net operating revenues for the three months ended June 30, 1996 and 1995, respectively. Other expenses were 24.2% and 19.3% of net operating revenues for the six months ended June 30, 1996 and 1995, respectively.

  Owned credit card loans outstanding decreased $199.2 million from $1,620.8 million at December 31, 1995 to $1,421.6 million at June 30, 1996. At June 30, 1996, the allowance for loan losses was $65.3 million, equal to 4.6% of total owned credit card loans outstanding, compared with $63.7 million, or 3.9% of total owned credit card loans outstanding at December 31, 1995. Accruing loans that were contractually past due 90 days to 179 days represented 3.8% of total owned credit card loans outstanding, at June 30, 1996, compared to 2.7% of total owned credit card loans outstanding at December 31, 1995.

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

  HSB administers a certificate of deposit program through which jumbo certificates of deposit ("CDs") are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of DWD, and generally have a maturity of two to 10 years. As of June 30, 1996, CDs outstanding were $411.7 million, of which institutional CDs represented $198.4 million and retail CDs represented $213.3 million.

  HSB maintains loan securitization programs with Receivables Capital Corporation ("RCC") and at June 30, 1996, outstanding loans under such programs were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC") and at June 30, 1996, outstanding loans under such program were $300.0 million. Securitized loans are sold with limited recourse to the Company. The maximum recourse obligation on such securitized loans at June 30, 1996, was $118.5 million. At June 30, 1996, $580.0 million or 29.0% of the HSB Program loans had been sold through loan securitizations.

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

   The Company has an Amended and Restated Borrowing Agreement (the "Borrowing Agreement"), an Amended and Restated Bridge Agreement (the "Bridge Funding Agreement") and a facility fee letter agreement (the "Facility Fee Agreement"), (collectively, the "Financing Agreements") with DWD, pursuant to which DWD has agreed to provide loans to the Company. The Borrowing Agreement expires on April 17, 1997. The maximum amount available under the Borrowing Agreement is $500.0 million. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with DWD. Pursuant to the Bridge Funding Agreement, DWD has agreed to supply bridge funding to the Company in an amount sufficient to fund the Tandy portfolios acquired on March 30, 1995. The maximum amount available under the Bridge Funding Agreement may be reduced by DWD up to the amount of any additional funds received by HSB pursuant to any new loan securitization agreement covering Tandy credit card receivables implemented after the date of the Bridge Funding Agreement. The Bridge Funding Agreement with DWD is set to expire on September 30, 1996. The Company and DWD have agreed in principle to extend the Bridge Funding Agreement through January 31, 1997 and have agreed to establish $750.0 million as the maximum amount available thereunder, which may be reduced by DWD up to the amount of any additional funds received by HSB pursuant to any new incremental loan securitization agreements. At July 31, 1996, the Company had $790.0 million outstanding under the Borrowing Agreement and Bridge Funding Agreement.

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

  Cash flows from operating activities resulted in net proceeds of cash of $102.1 million and $3.6 million for the six months ended June 30, 1996 and 1995, respectively. Cash flows from operating activities for the six months ended June 30, 1996 were impacted by a higher level of provision for loan losses expense and the elimination of a restricted cash collection account, which was used in servicing the assumed securitizations from Tandy Corporation.

  Investing activities for the six months ended June 30, 1996 resulted in net proceeds of cash of $136.0 million, primarily consisting of net proceeds of cash from the sale of a private label credit card portfolio ($138.9 million). Investing activities for the six months ended June 30, 1995 resulted in net uses of cash of $469.4 million, primarily consisting of the purchase of the Radio Shack and Tandy Name Brand credit card portfolios from Tandy Corporation on March 30, 1995 ($296.6 million), net principal disbursed on credit card loans representing the difference between sales made using the cards and payments received from cardholders ($148.5 million) and from investments in U.S. Treasury bills ($20.0 million). The purchase of the two Tandy credit card portfolios also included a short-term note, net of imputed interest of $48.3 million issued as part of the purchase consideration.

  Financing activities for the six months ended June 30, 1996 resulted in net uses of cash of $237.5 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($269.1 million) and from final payments made on short-term notes payable with Tandy Corporation ($2.1 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($40.0 million). Financing activities for the six months ended June 30, 1995 resulted in net proceeds of cash of $470.2 million, primarily consisting of a net increase in borrowings due to affiliated companies ($536.4 million) and a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($96.5 million), partially offset by payments made on short-term notes payable with Tandy Corporation ($161.7 million). At June 30, 1996 and 1995, the Company had cash and cash equivalents of $9.4 million and $7.6 million, respectively.

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $596.8 million and $435.3 million at June 30, 1996 and 1995, respectively.

  At June 30, 1996 and 1995, the Company had $40.0 million of interest rate cap agreements. At June 30, 1996, the current variable rates on all interest rate cap agreements exceeded the specified cap rates.

  At June 30, 1996 and 1995, the Company's interest rate swap agreements had maturities ranging from December 1996 to December 2000 and from November 1995 to May 2000, respectively. At June 30, 1996 and 1995, the Company's interest rate cap agreements had maturities ranging from February 1997 to September 1997.

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


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

  The Company has previously disclosed certain litigation between HSB and Lechmere, Inc. ("Lechmere") regarding Lechmere's 1994 election to terminate its private label credit card agreement with HSB. Such litigation has been settled pursuant to a settlement agreement dated as of March 13, 1996 and entered into among HSB, Lechmere and Lechmere's parent, Montgomery Ward & Co., Incorporated. As part of the settlement, HSB entered into an agreement dated as of March 13, 1996 to sell and transfer the Lechmere credit card portfolio to Lechmere's designee. The sale and transfer of the portfolio closed as of April 26, 1996. Neither the sale of such portfolio nor the settlement of the litigation with Lechmere had a material adverse effect on the Company's financial position or the results of its operations. The Company currently is not involved in any other material legal proceedings.

Item 2.  Changes in Securities.- None.

Item 3.  Defaults Upon Senior Securities.- None.

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Registrant held its annual meeting of stockholders in Glencoe, Illinois on April 16, 1996. The results of the matters submitted to a vote of stockholders through the solicitation of proxies at the annual meeting were as follows:

1. The following nominees for election as directors of the Company were elected by the votes indicated below:

Director                   Votes For           Votes Withheld
- --------                  -----------          --------------
Philip J. Purcell          25,297,145             222,655
Robert L. Wieseneck        25,296,104             223,696
Thomas R. Butler           25,293,045             226,755
Frank T. Cary              25,290,095             229,705
Mitchell M. Merin          25,291,045             228,755
Charles F. Moran           25,296,700             223,100
Thomas C. Schneider        25,292,945             226,855
Dennie M. Welsh            25,285,300             234,500

2. Stockholders approved the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year by the following vote: votes for - 24,485,283; votes against - 10,131; and abstentions - 24,386.


Item 5.  Other Information.- None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

27   Financial Data Schedule

(b) Reports on Form 8-K.

      A Current Report on Form 8-K, dated August 7, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1996 Second Quarter Report to Stockholders.

      A Current Report on Form 8-K, dated July 16, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's second quarter earnings release.

      A Current Report on Form 8-K, dated June 21, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's earnings outlook.

      A Current Report on Form 8-K, dated April 15, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's first quarter earnings release.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date: August 13, 1996               By:/s/ Russell J. Bonaguidi
     ----------------               -----------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)

    EDGAR
    Exhibit     Description of Exhibits
    -------     -----------------------

     27         Exhibit 27, Financial Data Schedule