Form 10-Q
period 1996-09-30
SPS TRANSACTION SERVICES INC
filed 1996-11-14
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1996

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

As of October 31, 1996, the Registrant had 27,200,128 shares of common stock, $0.01 par value per share, outstanding.

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                   September 30,   December 31,
                                                       1996           1995
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   17,396     $    8,879
  Cash and due from banks - restricted                       --         29,000
  Investments held to maturity - at amortized cost       44,921         47,430
  Credit card loans                                   1,433,373      1,620,833
  Allowance for loan losses                             (65,648)       (63,704)
                                                     ----------     ----------
    Credit card loans, net                            1,367,725      1,557,129
  Accrued interest receivable                            20,904         23,828
  Accounts receivable                                    27,810         28,683
  Due from affiliated companies                           4,811          4,776
  Premises and equipment, net                            22,507         19,800
  Deferred income taxes                                  27,874         26,276
  Prepaid expenses and other assets                      28,248         31,806
                                                     ----------     ----------
TOTAL ASSETS                                         $1,562,196     $1,777,607
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    8,042     $   10,270
    Interest-bearing                                    457,042        372,073
                                                     ----------     ----------
  Total deposits                                        465,084        382,343
  Accounts payable, accrued expenses and other           53,306         44,788
  Income taxes payable                                    7,472         11,232
  Due to affiliated companies                           785,237      1,110,811
  Notes payable                                              --          2,095
  Accrued recourse obligation                            26,591         27,128
                                                     ----------     ----------
    Total liabilities                                 1,337,690      1,578,397
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,235,284 and
    27,146,515 shares issued; 27,197,959 and
    27,073,877 shares outstanding at September
    30, 1996 and December 31, 1995, respectively            272            271
  Capital in excess of par value                         80,992         79,396
  Retained earnings                                     144,325        121,099
  Common stock held in treasury, at cost, $.01
    par value, 37,325 and 72,638 shares at September
    30, 1996 and December 31, 1995, respectively         (1,032)        (1,957)
  Stock compensation plan                                   413            501
  Employee stock benefit trust                             (413)            --
  Unearned stock compensation                               (51)          (100)
                                                     ----------     ----------
    Total stockholders' equity                          224,506        199,210
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,562,196     $1,777,607
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                    ------------------     -------------------
                                     1996        1995        1996       1995
                                    -------    -------     --------   --------
                                        (Unaudited)            (Unaudited)
Processing and service revenues     $65,712    $58,754     $204,808   $172,951
Merchant discount revenue            10,163      9,760       25,382     26,723
                                    -------    -------     --------   --------
                                     75,875     68,514      230,190    199,674

Interest revenue                     53,972     48,978      166,118    104,510
Interest expense                     18,238     17,809       59,824     43,176
                                    -------    -------     --------   --------
  Net interest income                35,734     31,169      106,294     61,334
Provision for loan losses            32,037     18,992       84,605     34,585
                                    -------    -------     --------   --------
  Net credit income                   3,697     12,177       21,689     26,749
                                    -------    -------     --------   --------

Net operating revenues               79,572     80,691      251,879    226,423

Salaries and employee benefits       23,736     22,213       72,407     64,710
Processing and service expenses      26,589     23,147       80,096     65,064
Other expenses                       20,221     16,638       61,915     44,804
                                    -------    -------     --------   --------
  Total operating expenses           70,546     61,998      214,418    174,578
                                    -------    -------     --------   --------

Income before income taxes            9,026     18,693       37,461     51,845
Income tax expense                    3,428      6,916       14,235     20,006
                                    -------    -------     --------   --------
Net income                          $ 5,598    $11,777     $ 23,226   $ 31,839
                                    =======    =======     ========   ========

Net income per common share         $  0.21    $  0.43     $   0.85   $   1.17
                                    =======    =======     ========   ========

Weighted average common shares
  outstanding                        27,194     27,105       27,165     27,099


See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In Thousands)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                           1996          1995
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 23,226     $ 31,839
  Adjustments to reconcile net income to
    net cash flows from operating activities:
  Depreciation and amortization                            10,687        8,323
  Imputed interest on notes payable                            15        5,362
  Provision for loan losses                                84,605       34,585
  Deferred income taxes                                    (1,598)      (4,052)
  (Increase) decrease in operating assets:
  Cash and due from banks - restricted                     29,000      (30,237)
  Amounts due from affiliated companies                       (35)        (518)
  Accrued interest receivable and accounts receivable       3,797       (2,208)
  Prepaid expenses and other assets                         1,623       (6,070)
  Increase (decrease) in operating liabilities:
  Accounts payable, accrued expenses and other              8,520        5,425
  Income taxes payable                                     (3,239)       2,560
  Due to affiliated companies                               2,903        5,709
  Accrued recourse obligation                                (537)      (2,830)
                                                         --------     --------
    Net cash from operating activities                    158,967       47,888
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases               (226,841)     (82,982)
  Investments held to maturity - maturities               229,350       58,029
  Net principal disbursed on credit card loans            (38,462)    (315,912)
  Purchase of credit card portfolios                           --     (296,556)
  Proceeds from sale of credit card portfolio             138,861           --
  Purchases of premises and equipment, net                 (7,059)      (8,237)
                                                         --------     --------
    Net cash from investing activities                     95,849     (645,658)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (2,228)        (697)
  Net increase in interest-bearing deposits                84,969      147,619
  Due to affiliated companies                            (328,477)     658,740
  Repayment of notes payable                               (2,110)    (205,301)
  Proceeds from exercise of stock options                     622          581
  Change in treasury stock, net                               925       (1,642)
                                                         --------     --------
    Net cash from financing activities                   (246,299)     599,300
                                                         --------     --------

Increase in cash and due from banks                         8,517        1,530
Cash and due from banks, beginning of period                8,879        3,220
                                                         --------     --------
Cash and due from banks, end of period                   $ 17,396     $  4,750
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

SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
-------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and subsidiaries. The Company is a 73.5% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Dean Witter, Discover & Co. ("DWD"). The Company provides a range of technology outsourcing services including the processing of credit card transactions, consumer private label credit card programs, commercial accounts receivable, and call center customer service activities in the United States. SPS Payment Systems, Inc. ("SPS"), a wholly owned subsidiary of the Company, is incorporated in the State of Delaware. Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, is chartered as a bank by the State of South Dakota and is a member of the Federal Deposit Insurance Corporation.

  The Consolidated Balance Sheet as of September 30, 1996, the Consolidated Statements of Income for the three and nine months ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1995 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

  The Financial Accounting Standards Board has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective for transfers of financial assets made after December 31, 1996. (The Financial Accounting Standards Board has recently proposed to delay the effective date of this statement for twelve months for transfers of certain financial assets.) This statement provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. SFAS 125 supersedes and incorporates the essential provisions of SFAS 122. The Company believes that the effect of the adoption of SFAS 125 will not be material to its consolidated financial position or results of operations.

C.  RISKS AND UNCERTAINTIES

   1.)  Allowance for Loan Losses:

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

  The Company uses the results of these evaluations to provide an allowance for loan losses. The exposure for credit losses for owned loans is influenced by the performance of the portfolio and other factors discussed above, with the Company absorbing all related losses. The exposure for credit losses for securitized loans is represented by the Company retaining a contingent risk based on the amount of credit enhancement provided.

  Management believes that its estimates have been historically prudent in light of the need to allow the market for asset securitizations, in particular those backed by credit card receivables, to mature, and in light of the uncertainty of accounting standards for asset securitizations. The Company has reassessed and revised its estimate of the allowance for losses required for loans intended to be securitized. This reassessment was based on the Company's experience with credit losses related to securitized loans in a mature asset securitization market and the recent issuance of SFAS 125 which eliminated the uncertainty surrounding the appropriate accounting treatment for asset securitization transactions. In the third quarter of 1996, this revision in estimate had no impact. In the fourth quarter and future periods, the effect of this revision in estimate will likely be to reduce the provision for loan losses on credit card loans by an amount equal to the allowance that, absent such revision, would have been provided for loans intended to be securitized. However, due to the continuing rise in charge-offs, the Company does anticipate the need to increase its allowance for loan losses on owned loans in the fourth quarter, which will more than offset any benefit from the change in the estimated allowance on loans intended to be securitized. Furthermore, the Company intends to maintain existing loss allowances for securitizations outstanding, reflected in the accrued recourse obligation, at the date of implementation, until the related loans are liquidated.

  2.) Merchant Discount Revenue:

  The Company receives merchant discount revenue from its merchant clients resulting from cardholder purchases utilizing revolving or promotional payment plans. The amount of merchant discount revenue the Company receives, however, is influenced by the mix and pricing of promotional payment plans offered to private label cardholders. For certain merchant clients, where client marketing strategies promote longer term interest deferred programs, the Company charges a higher merchant discount rate, yet where client marketing strategies promote shorter term interest deferred programs, the Company charges a lower merchant discount rate. The use of promotional payment plans, such as deferred interest plans, has grown in popularity with merchants and as a result, the use of these plans has begun to vary dramatically from past practices and expected practices. Historically, the Company has recognized merchant discount revenue in the consolidated statements of income as received in the month when the sale occurred. Beginning in the fourth quarter of 1996, a portion of merchant discount revenue received resulting from longer term promotional payment plans (six months or longer) will be deferred and amortized to interest income using the interest method over periods equal to the duration of the plans that originated the merchant discount revenue. Management estimates that this change in accounting estimate will result in the net deferral of $6.0 million to $9.0 million of fourth quarter revenues into 1997. Going forward, Management believes this change will provide for a better matching of the revenues with the expenses and earning assets associated with such promotional payment plans.


D.  CASH AND DUE FROM BANKS - RESTRICTED

  Cash and due from banks - restricted as of December 31, 1995 represented cash and invested cash derived from collections of certain securitized receivables. Such collections, which include the investors' and a portion of the Company's share of cash collections, were deposited with a third party and were paid out in the month subsequent to collection. No such amounts existed at September 30, 1996.


E.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                        (In Thousands)        (In Thousands)
                                        1996       1995       1996       1995
                                      -------    -------    -------    -------
Balance, beginning of period          $65,304    $55,376    $63,704    $24,090
Additions:
  Provision for loan losses            32,037     18,992     84,605     34,585
  Purchase of credit card portfolios       --         --         --     29,843
                                      -------    -------    -------    -------
                                       32,037     18,992     84,605     64,428
Deductions:
  Charge-offs                         (36,434)   (20,027)   (99,415)   (41,302)
  Less: recoveries                      4,741      4,850     16,754     11,975
                                      -------    -------    -------    -------
  Net charge-offs                     (31,693)   (15,177)   (82,661)   (29,327)
                                      -------    -------    -------    -------
Balance, end of period                $65,648    $59,191    $65,648    $59,191
                                      =======    =======    =======    =======

  At September 30, 1996, on an owned loan basis, there were $82.3 million or 5.7% in loans past due 30 days through 89 days, and $59.4 million or 4.1% in loans past due 90 days through 179 days. At September 30, 1995, on an owned loan basis, there were $61.3 million or 4.6% in loans past due 30 days through 89 days, and $35.8 million or 2.7% in loans past due 90 days through 179 days.

  The changes in the accrued recourse obligation were as follows:

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                   ------------------       ------------------
                                     (In Thousands)           (In Thousands)
                                     1996       1995          1996       1995
                                   -------    -------       -------    -------
Balance, beginning of period       $26,623    $20,991        27,128     20,929

Additions:
  Provision charged to processing
    and service revenues            10,724      6,543        29,579     22,344

Deductions:
  Net charge-offs                  (10,756)    (9,435)      (30,116)   (25,174)
                                   -------    -------       -------    -------
Balance, end of period             $26,591    $18,099       $26,591    $18,099
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

  Merchant discount revenue is derived from the Company's owned Consumer Private Label Credit Card Programs. Generally, credit card sales are subject to a discount charged to the merchant based upon contractually agreed upon percentages. This percentage varies by portfolio and by the type of credit plan offered. The recognition of merchant discount revenue on longer term promotional payment plans is further discussed in Note C to the consolidated financial statements on Page 7.

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

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                   --------------------   --------------------
                                    1996   1995  Change    1996   1995  Change
                                   ------ ------ ------   ------ ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues   82.6%  72.8%  11.8%    81.3%  76.4%  18.4%
  Merchant discount revenue         12.8   12.1    4.1     10.1   11.8   (5.0)
  Net credit income                  4.6   15.1  (69.6)     8.6   11.8  (18.9)
                                   -----  -----           -----  -----
                                   100.0  100.0   (1.4)   100.0  100.0   11.2
  OPERATING EXPENSES:
  Salaries and employee benefits    29.9   27.5    6.9     28.7   28.6   11.9
  Processing and service expenses   33.4   28.7   14.9     31.8   28.7   23.1
  Other expenses                    25.4   20.6   21.5     24.6   19.8   38.2
                                   -----  -----           -----  -----
                                    88.7   76.8   13.8     85.1   77.1   22.8

  Income before income taxes        11.3   23.2  (51.7)    14.9   22.9  (27.7)
  Income tax expense                 4.3    8.6  (50.4)     5.7    8.8  (28.8)
                                   -----  -----           -----  -----

  Net income                         7.0%  14.6% (52.5)%    9.2%  14.1% (27.1)%
                                   =====  =====           =====  =====

  Net income for the three months ended September 30, 1996 was $5.6 million, a decrease of $6.2 million, or 52.5%, over the same period a year ago. Net income per common share for the three month period was $0.21, compared to $0.43 in the prior year's third quarter. Net income for the nine months ended September 30, 1996 was $23.2 million, a decrease of $8.6 million, or 27.1%, compared to the same period a year ago. Net income per common share for the nine month period was $0.85, compared to $1.17 for the same period in 1995.

The decline in earnings is primarily attributable to two factors: an increase in charge-offs in the Company's consumer private label credit card portfolios related to an industry-wide deterioration in consumer credit quality, and the mix and pricing of promotional payment plans offered to the Company's consumer private label credit cardholders.

  Net operating revenues for the third quarter of 1996 were $79.6 million, a decrease of 1.4% from the same period last year. Net operating revenues for the nine months ended September 30, 1996, were $251.9 million, an increase of 11.2% over the same period last year. The slight decrease in net operating revenues for the three months ended September 30, 1996 from the prior year quarter resulted primarily from increases in processing and service revenues, merchant discount revenue and net interest income, offset by increased net charge-offs, which resulted in an increase in provision for loan losses. The increase in net operating revenues for the nine months ended September 30, 1996 resulted primarily from increases in net interest income and processing and service revenues, partially offset by a decrease in merchant discount revenue and increased net charge-offs, which resulted in an increase in provision for loan losses expense. The increase in processing and service revenues and net interest income for both periods was primarily due to increased revenues resulting from the administration of consumer and commercial private label credit card programs and an increase in the volume of transaction processing services provided. Increased revenues from operational outsourcing services further contributed to the increase in processing and service revenues for the nine months ended September 30, 1996. The Company's active consumer private label accounts, both owned and managed, increased to 3.3 million at September 30, 1996, as compared with 3.2 million active consumer accounts at September 30, 1995. Active commercial accounts grew 18.1% to 764,000 at September 30, 1996, as compared to 647,000 at September 30, 1995. For the three and nine months ended September 30, 1996, the number of point-of-sale transactions processed totaled 110.1 million and 312.1 million, respectively, up 15.5% and 15.3%, respectively, from the comparable prior periods. For the three months ended September 30, 1996, the number of customer contacts processed totaled 2.0 million, which was comparable to the prior year period. For the nine months ended September 30, 1996, the number of customer contacts processed totaled 6.8 million, up 8.2% from the same period last year.

  Processing and service revenues increased 11.8% to $65.7 million for the three months ended September 30, 1996, as compared to $58.8 million for the same period last year. For the nine months ended September 30, 1996, processing and service revenues increased 18.4% to $204.8 million as compared to $173.0 million for the same period last year. Processing and service revenues represented 82.6% and 72.8% of net operating revenues for the three months ended September 30, 1996 and 1995, respectively. For the nine months ended September 30, 1996 and 1995, processing and service revenues represented 81.3% and 76.4% of net operating revenues, respectively. Processing and service revenues consisted of the following:

                                      Three Months Ended     Nine Months Ended
                                          September 30,        September 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1996       1995        1996       1995
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Transaction processing services     $20,698    $19,719     $62,787    $57,019
  Managed Programs                     21,074     17,121      66,312     55,987
  HSB Programs                         13,107      7,631      36,308     16,988
  Servicing fees on securitized loans  10,833     14,283      39,401     42,957
                                      -------    -------    --------   --------
                                      $65,712    $58,754    $204,808   $172,951
                                      =======    =======    ========   ========

 The increase in revenues from transaction processing services for the three months ended September 30, 1996 resulted primarily from a higher volume of Network Services point-of-sale transactions processed and increased revenues from the sale of point-of-sale terminals. The increase in revenues from transaction processing services for the nine months ended September 30, 1996, resulted from a higher volume of Network Services point-of-sale transactions processed, increased revenues from Operational Outsourcing Services and the sale of point-of-sale terminals. The increase in revenues from Managed Programs for both the three and nine months ended September 30, 1996 resulted primarily from an increase in credit life insurance program revenues, and an increase in the volume of Commercial and Consumer Account Processing Services provided. The increase in revenues from HSB Programs for both the three and nine months ended September 30, 1996 resulted from an increase in late fee revenue resulting from the growth in credit card loan portfolios, coupled with a higher level of credit card loan delinquencies. The conversion of the Radio Shack and Tandy Name Brand credit card portfolios in March 1995 further contributed to the increase in HSB Program revenues for the nine months ended September 30, 1996. The decrease in servicing fees on securitized loans for the three and nine months ended September 30, 1996 was due primarily to a higher rate of credit losses on securitized loans.

  Merchant discount revenue increased 4.1% to $10.2 million for the three months ended September 30, 1996, as compared to $9.8 million for the same period last year. For the nine months ended September 30, 1996, merchant discount revenue decreased 5.0% to $25.4 million in 1996 compared to the same period last year. For the nine month period there was a significant shift in promotional payment plans, for certain merchant clients, from longer term plans with higher discount rates to shorter term plans with lower discount rates. This resulted in the decrease in merchant discount revenue for the nine months ended September 30, 1996 as compared to the same prior year period. However, in the three months ended September 30, 1996, there has was a reversal from the previous two quarters in the use of promotional payment plans, for certain merchant clients, from shorter term plans with lower discount rates to longer term plans with higher discount rates. Merchant discount revenue was 12.8% and 12.1% of net operating revenues for the three months ended September 30, 1996 and 1995, respectively, and was 10.1% and 11.8% of net operating revenues for the nine months ended September 30, 1996 and 1995, respectively. Since the amount of merchant discount revenue recognized is influenced by the mix and pricing of promotional payment plans, the Company has reassessed its estimate for merchant discount revenues described in Note C to the consolidated financial statements on page 7. Any change in this estimate may affect future recognition of merchant discount revenues. For a discussion of important factors that might cause actual results to differ materially from those in this forward-looking statement, please refer to the discussion under the heading "CAUTIONARY STATEMENT" on page 16.

  Net credit income decreased 69.6% to $3.7 million for the three months ended September 30, 1996, as compared to the same period last year, resulting from a $13.0 million increase in provision for loan losses expense partially offset by a $4.6 million increase in net interest income. For the nine months ended September 30, 1996, net credit income decreased 18.9% to $21.7 million from the same period last year, resulting from a $50.0 million increase in provision for loan losses expense partially offset by a $45.0 million increase in net interest income. For both periods, the increase in interest revenue resulted from an increase in average credit card loans outstanding associated with growth in existing credit card portfolios and the addition of new credit card portfolios since September 30, 1995. The increase in interest expense for both periods was due to an increase in average borrowings to finance the growth in credit card loans, partially offset by lower interest rates on borrowings. The increase in the provision for loan losses is attributable to increased charge-offs associated with a higher balance of credit card loans outstanding, coupled with an increase in the net charge-off rate. The increase in the Company's net charge-off rate was consistent with the industry-wide trend of increasing credit loss rates. The Company believes that the current industry-wide trend of increasing credit losses is related, in part, to increased consumer debt levels and bankruptcy rates. The Company believes this trend will continue and expects to experience a higher net charge-off rate for the remainder of 1996 and into the first half of 1997 as compared to 1995 and 1996. The Company is taking corrective measures to reduce future charge-offs by implementing a portfolio improvement program that analyzes credit risk and credit behavior scores for existing accounts, taking into consideration their current financial condition; re-scoring existing accounts and reducing credit lines or closing accounts as necessary; accelerating the development schedule for new credit scoring models; and increasing collection efforts by adding collectors, expanding call hours, and identifying high risk accounts to accelerate contacts. To help mitigate the impact of these higher charge-offs, the Company has also instituted changes in cardholder terms and has instituted the implementation of certain client pricing revisions, including those for promotional programs. In addition, the Company has reassessed its estimate of the allowance for losses related to securitized loans as described in Note C to the consolidated financial statements on page 6. A change in this estimate may affect future provisions for loan losses on credit card loans. For a discussion of important factors that might cause actual results to differ materially from those in this forward-looking statement, please refer to the discussion under the heading "CAUTIONARY STATEMENT" on page 16.

  For the three months ended September 30, 1996, total operating expenses of $70.5 million represented an increase of 13.8% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 88.7% for the three months ended September 30, 1996, as compared to 76.8% for the same period a year ago. For the nine months ended September 30, 1996, total operating expenses of $214.4 million represented an increase of 22.8% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 85.1% for the nine months ended September 30, 1996, as compared to 77.1% for the same period a year ago.

  For the three months ended September 30, 1996, salaries and employee benefits totaled $23.7 million, an increase of 6.9% from $22.2 million in the same period a year ago. For the nine months ended September 30, 1996, salaries and employee benefits totaled $72.4 million, an increase of 11.9% from $64.7 million in the same period a year ago. The Company added approximately 383 additional full-time equivalent employees since September 30, 1995. Approximately 86% of these new employees were assigned to field processing facilities to handle an increased volume of private label accounts processed by the Company and to address increased collection efforts. The remaining increase in personnel was primarily attributable to business acquisitions during 1995 and an increase in Network Services personnel.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended September 30, 1996, such expenses rose to $26.6 million, or 14.9% on a period-to-period basis. For the nine months ended September 30, 1996, processing and service expenses increased to $80.1 million, or 23.1% from the same period a year ago. The increase in processing and service expenses for both periods resulted from a higher volume of transactions processed and private label services provided. In addition, for the nine month period ended September 30, 1996, ongoing processing and service expenses associated with the integration of the Radio Shack and Tandy Name Brand credit card portfolios purchased in March 1995 affected comparability. Processing and service expenses as a percentage of net operating revenues were 33.4% and 28.7% for the three months ended September 30, 1996 and 1995, respectively. Processing and service expenses as a percentage of net operating revenues were 31.8% and 28.7% for the nine months ended September 30, 1996 and 1995, respectively.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended September 30, 1996 and 1995, other expenses totaled $20.2 million and $16.6 million, respectively. For the nine months ended September 30, 1996 and 1995, other expenses totaled $61.9 million and $44.8 million, respectively. The increase in other expenses for both periods resulted from increased collection agency expenses, occupancy expenses, administrative expenses, fraud losses resulting from an increase in the incidence of fraudulent transactions and increased merchant marketing incentives expense.

Other expenses were 25.4% and 20.6% of net operating revenues for the three months ended September 30, 1996 and 1995, respectively. Other expenses were 24.6% and 19.8% of net operating revenues for the nine months ended September 30, 1996 and 1995, respectively.

  Owned credit card loans outstanding decreased $187.4 million from $1,620.8 million at December 31, 1995 to $1,433.4 million at September 30, 1996. At September 30, 1996, the allowance for loan losses was $65.6 million, equal to 4.6% of total owned credit card loans outstanding, compared with $63.7 million, or 3.9% of total owned credit card loans outstanding at December 31, 1995. Accruing loans that were contractually past due 90 days to 179 days represented 4.1% of total owned credit card loans outstanding, at September 30, 1996, compared to 2.7% of total owned credit card loans outstanding at December 31, 1995.


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

  HSB administers a certificate of deposit program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of DWD, and generally have a maturity of two to 10 years.
As of September 30, 1996, CDs outstanding were $457.0 million, of which institutional CDs represented $231.7 million and retail CDs represented $225.3 million.

  HSB maintains loan securitization programs with Receivables Capital Corporation ("RCC") and at September 30, 1996, outstanding loans under such programs were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC") and at September 30, 1996, outstanding loans under such program were $300.0 million. Securitized loans are sold with limited recourse to the Company. The maximum recourse obligation on such securitized loans at September 30, 1996, was $120.0 million. At September 30, 1996, $580.0 million or 28.8% of the HSB Program loans had been sold through loan securitizations.

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

  The Company has an Amended and Restated Borrowing Agreement (the "Borrowing Agreement"), an Amended and Restated Bridge Agreement (the "Bridge Funding Agreement") and a facility fee letter agreement (the "Facility Fee Agreement"), (collectively, the "Financing Agreements") with DWD, pursuant to which DWD has agreed to provide loans to the Company. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with DWD. The Borrowing Agreement, which expires on April 17, 1997, was recently amended to increase the maximum amount available thereunder from $500.0 million to $1.0 billion (the "Commitment"). The Bridge Funding Agreement was also recently amended to extend its term until January 31, 1997, and, in conjunction with the $500.0 million increase in the Commitment under the Borrowing Agreement, the Bridge Funding Agreement was amended to reduce the maximum amount available thereunder from $750.0 million to $250.0 million. In addition, the maximum amount available under the Bridge Funding Agreement may be reduced by DWD up to the amount of any additional funds received by HSB pursuant to any new loan securitization agreement entered into after the date of the Bridge Funding Agreement. At October 31, 1996, the Company had $760.8 million outstanding under the Borrowing Agreement and Bridge Funding Agreement.

  The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with DWD. If the Company is unable to reach a satisfactory agreement with DWD for the renewal or the replacement of the Financing Agreements, the Company believes it will be able to meet its financial requirements over the next twelve months from other sources.

  Cash flows from operating activities resulted in net proceeds of cash of $159.0 million and $47.9 million for the nine months ended September 30, 1996 and 1995, respectively.

  Investing activities for the nine months ended September 30, 1996 resulted in net proceeds of cash of $95.8 million, primarily consisting of net proceeds of cash from the sale of a private label credit card portfolio ($138.9 million), partially offset by net principal disbursed on credit card loans representing the difference between sales made using the cards and payments received from cardholders ($38.5 million). Investing activities for the nine months ended September 30, 1995 resulted in net uses of cash of $645.7 million, primarily consisting of the purchase of the Radio Shack and Tandy Name Brand credit card portfolios from Tandy Corporation on March 30, 1995 ($296.6 million), net principal disbursed on credit card loans ($315.9 million) and from investments in U.S. Treasury bills ($25.0 million). The purchase of the two Tandy credit card portfolios also included a short-term note, net of imputed interest of $48.3 million issued as part of the purchase consideration.

  Financing activities for the nine months ended September 30, 1996 resulted in net uses of cash of $246.3 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($328.5 million) and from final payments made on short-term notes payable with Tandy Corporation ($2.1 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of CDs ($85.0 million). Financing activities for the nine months ended September 30, 1995 resulted in net proceeds of cash of $599.3 million, primarily consisting of a net increase in borrowings due to affiliated companies ($658.7 million) and a net increase in interest-bearing deposits resulting from the issuance of CDs ($147.6 million), partially offset by payments made on short-term notes payable with Tandy Corporation ($205.3 million). At September 30, 1996 and 1995, the Company had cash and cash equivalents of $17.4 million and $4.8 million, respectively.

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $499.1 million and $515.7 million at September 30, 1996 and 1995, respectively.

  At September 30, 1996 and 1995, the Company had $40.0 million of interest rate cap agreements. At September 30, 1996, the current variable rates on all interest rate cap agreements exceeded the specified cap rates.

  At September 30, 1996 and 1995, the Company's interest rate swap agreements had maturities ranging from December 1996 to December 2000 and from November 1995 to September 2000, respectively. At September 30, 1996 and 1995, the Company's interest rate cap agreements had maturities ranging from February 1997 to September 1997.

CAUTIONARY STATEMENT

   Statements about the Company's future economic performance, strategic plans or objectives, revenue or earnings projections or other financial items and similar statements are not guarantees of future performance but are forward-looking statements which by their nature are subject to numerous uncertainties that could cause actual results to differ materially from those in the forward-looking statement. Important factors that might cause actual results to differ materially include, but are not limited to, the following:

   Changes in consumer payment patterns, bankruptcy trends and the seasoning of the Company's loan portfolio that affect the level and direction of credit card loan delinquencies and write-offs;

   Changes in management's estimate of the adequacy of loan loss allowances;

   Interest rate movements and their impact on consumer behavior and the Company's net interest spread and margin;

   The rate and magnitude of changes in the Company's credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio;

   The impact of account repricing and competitors' pricing initiatives on consumers' usage of the Company's private label credit cards;

   The Company's ability to add new accounts and to activate both new and existing accounts;

   The Company's ability to increase usage of its cards and to increase transaction volume;

   The Company's ability to adapt successfully to technological changes to meet consumers' needs and developments in the marketplace;

   The Company's ability to access cost-effective funding (including through the securitization markets) and the continued legal and commercial availability of interest rate contracts utilized by the Company to reduce earnings volatility;

   The amount of credit card loans the Company determines to securitize and the Company's ability to access the securitization markets;

   The Company's ability to minimize fraud losses in its credit card business;

   Federal and State legislative and regulatory developments;

   National and international economic conditions;

   Changes in consumer purchasing patterns utilizing promotional payment plans;

   Changes in client marketing strategies promoting shorter term and/or longer term promotional payment plans; and

   Changes in the merchant discount rates assessed on promotional payment plans.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and its subsidiaries are defendants in various lawsuits and proceedings arising in the normal course of business. Some of these lawsuits and proceedings arise in jurisdictions such as Alabama that permit punitive damages disproportionate to the actual damages alleged. In light of the uncertainties inherent in any litigation, no assurances can be given as to the ultimate outcome of these lawsuits and proceedings. However, the Company and its subsidiaries believe that there are meritorious defenses for all of these claims and are defending them vigorously.

Item 2.  Changes in Securities.- None.

Item 3.  Defaults Upon Senior Securities.- None.

Item 4.  Submission of Matters to a Vote of Security Holders. - None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    10.1 Third Amendment to Service Agreement dated as of January 1, 1996, between SPS and MountainWest Financial Corporation.

    10.2 Amended and Restated Marketing Services Agreement dated as of January 1, 1996, between SPS and NOVUS Credit Services Inc.

    10.3 Service Agreement dated as of September 1, 1996, between SPS and NOVUS Services, Inc.

    10.4 First Amendment to the Amended and Restated Bridge Agreement dated as of September 1, 1996, between the Company and DWD.

    10.5 Second Amendment to the Amended and Restated Bridge Agreement dated as of September 30, 1996, between the Company and DWD.

    10.6 Second Amendment to the Amended and Restated Borrowing Agreement dated as of September 30, 1996, between the Company and DWD.

    27.0  Financial Data Schedule

(b) Reports on Form 8-K.

      A Current Report on Form 8-K, dated November 11, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1996 Third Quarter Report to Stockholders.

      A Current Report on Form 8-K, dated October 15, 1996, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's third quarter earnings release.

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




                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date: November 12, 1996             By:/s/ Russell J. Bonaguidi
     ------------------             -----------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)

    EDGAR
    Exhibit     Description of Exhibits
    -------     -----------------------
    10.1        Third Amendment to Service Agreement dated as of January 1,
                1996, between SPS and MountainWest Financial Corporation.

    10.2 Amended and Restated Marketing Services Agreement dated as of January 1, 1996, between SPS and NOVUS Credit Services Inc.

    10.3 Service Agreement dated as of September 1, 1996, between SPS and NOVUS Services, Inc.

    10.4 First Amendment to the Amended and Restated Bridge Agreement dated as of September 1, 1996, between the Company and DWD.

    10.5 Second Amendment to the Amended and Restated Bridge Agreement dated as of September 30, 1996, between the Company and DWD.

    10.6 Second Amendment to the Amended and Restated Borrowing Agreement dated as of September 20, 1996, between the Company and DWD.

    27.0        Financial Data Schedule.