Form 10-K
period 1996-12-31
SPS TRANSACTION SERVICES INC
filed 1997-03-28
CIK 882741

_______________________________________________________________________________

                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-K

            [X]        Annual Report Pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934 (No Fee required)

                        For the fiscal year ended December 31, 1996

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 (No fee required)
                         for the transition period from          to

                              Commission file number 1-10993

                           SPS TRANSACTION SERVICES, INC.
              (Exact name of Registrant as specified in its charter)

                 Delaware                                       36-3798295
    (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                        Identification No.)

  2500 Lake Cook Road, Riverwoods, IL                              60015
(Address of principal executive offices)                         (Zip Code)

           Registrant's telephone number, including area code: 847/405-3700

             Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
         Title of each class                             which registered
         -------------------                         ------------------------
    Common Stock, $0.01 Par Value                   New York Stock Exchange


          Securities registered pursuant to Section 12(g) of the Act:  None


   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X   No ____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of January 31, 1997, the Registrant had 27,196,837 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 31, 1997 was approximately $120,786,000.

                         Documents Incorporated by Reference

   Portions of the Registrant's Annual Report to Stockholders to be mailed to stockholders on or about March 31, 1997 for the year ended December 31, 1996 are incorporated by reference in Parts II and IV. Portions of the Registrant's Definitive Proxy Statement to be mailed to stockholders on or about March 31, 1997 for the Annual Meeting to be held on April 29, 1997, are incorporated by reference in Part III.


______________________________________________________________________________

                                      PART I

Item 1.  BUSINESS

General

   SPS Transaction Services, Inc. (the "Company") is a third party provider of technology-based outsourcing services concentrated in four primary businesses: the electronic processing of non-cash point-of-sale transactions (predominantly credit card transactions), consumer private label credit card program administration, commercial accounts receivable processing and call center based customer service applications. As used herein, "Company" shall mean SPS Transaction Services, Inc. and its subsidiaries, unless the context otherwise indicates.

   In its payment transaction processing business, referred to as Network Transaction Services, the Company provides a wide variety of clients with point-of-sale processing. This includes authorization, data capture, reporting and routing for settlement of check, credit card and debit card transactions. The Company also manages private label credit card programs for merchants and other service providers through its Consumer Credit Card Services business.
For these programs, the Company either administers the program for its merchant client or acts as an issuer and owns the credit card loans outstanding. In addition, the Company offers billing and accounts receivable management systems for clients with businesses as their customers through its Commercial Account Processing Services business. The Company's call center TeleServices business includes on-line technical helpdesk support, catalog order entry and handling of customer service inquiries.

   The Company originated from an enterprise established by Sears, Roebuck and Co. ("Sears") in 1985. The Company was organized as a Delaware corporation in October 1991 to carry on the businesses of its then two wholly owned subsidiaries, SPS Payment Systems, Inc. ("SPS"), a Delaware corporation, and Hurley State Bank ("HSB"), a South Dakota state chartered bank. Prior to the Company's initial public offering in March 1992, the Company was a direct, wholly owned subsidiary of NOVUS Credit Services Inc. ("NCSI") and an indirect, wholly owned subsidiary of NCSI's parent, Dean Witter, Discover & Co. ("DWD"). After the Company's initial public offering, NCSI owned 74.3% of the Company's common stock. On March 1, 1993, DWD completed its initial public offering of 19.9% of its common stock, reducing Sears' ownership in DWD to 80.1%. On June 30, 1993, Sears divested its remaining ownership of DWD's common stock by means of a special dividend to Sears shareholders. At December 31, 1996, the Company was a 73.6% majority owned subsidiary of NCSI, which in turn is a wholly owned, direct subsidiary of DWD.

   On February 5, 1997, DWD and Morgan Stanley Group Inc. announced a definitive agreement to merge. The new company will be named Morgan Stanley, Dean Witter, Discover & Co. The transaction, which is expected to be completed by mid-1997, is subject to certain regulatory approvals and the approval of shareholders of both companies.

Network Transaction Services

   The Company provides electronic network transaction processing services primarily to national and regional merchants. The Company captures transaction information electronically at the point-of-sale; transmits the information utilizing the facilities of unaffiliated communication services providers to the credit card issuer, debit card issuer, or other appropriate on-line processor for authorization or verification; communicates the response to the merchant electronically; stores the information for reporting purposes; and submits processed data to the appropriate settlement entity. The authorization process is typically completed within seven seconds after the transaction data leaves the merchant's premises.

   The Company typically markets these services directly to large regional and national merchants and competes with other large networks and merchant acquirers for this business.

   The major components of the Company's Network Transaction Services business are described below:

- Electronic Authorization/Data Capture - Transaction approval requests are processed through point-of-sale equipment using primarily "950" system dial-up telephone access, ISDN line access, leased line access, or satellite access into the communications network. The cardholder account number is checked against a computer file maintained by the issuer of the card and the purchase is approved or declined within seconds. A similar procedure is used for debit card processing and electronic check verification. At the time of authorization, pertinent transaction data is recorded and stored for use in settlement and client reporting. The Company's system provides for the redundant capture of transaction data at both the merchant's point-of-sale terminal and at the communications network data center. This data capture redundancy protects the merchant and the Company's system against potential loss of data. In addition, the Company's system provides multiple transaction routing capability from the merchant's point-of-sale location to ensure the user a high level of access to electronic authorizations. These features provide what the Company believes to be superior reliability and uptime for its clients.

- Reporting and Settlement - Captured data is automatically processed within the Company's system for complete client reporting. This data is then transmitted for settlement to the appropriate financial institution or the designated processor. In the settlement process for a credit transaction, the merchant's account is credited and the card issuer is notified to post the transaction to the cardholder's account. For debit card transactions, the merchant's account is credited and the cardholder's checking account is debited. MasterCard(r) and Visa(r) card transaction data is transmitted to a settlement institution selected by the Company's merchant client. The settlement institution then enters transactions into the bankcard interchange settlement process. For NOVUS(sm) Card transactions (which include Discover Card, Private Issue(r) Card, BRAVO(sm) Card and affinity program cards) and American Express(r) Card transactions, data is transmitted directly to the card issuers of such cards. For other card types, transaction data is transmitted to the appropriate processor for settlement of the transactions.

   The Company maintains a 24-hour network services "help" desk which responds to inquiries from merchant locations and assists them in resolving terminal, network, communication and system training problems. The help desk provides terminal application consultation and, if necessary, downloads new applications to the merchant's point-of-sale terminals. The Company maintains a terminal preparation facility (the "TPF") which loads, tests and ships point-of-sale terminals to merchant locations. The TPF also provides repair services for point-of-sale terminals. The Company also markets point-of-sale terminal sales and maintenance, customer terminal application software development and customized reporting solutions as part of its Network Transaction Services business.

   The Company's Network Transaction Services are provided pursuant to written contracts with merchant clients. Such contracts are generally individually negotiated with each merchant, have terms varying from one to five years and frequently contain provisions that automatically extend the term of the contract unless either party takes affirmative action to terminate the contract.

   The Company utilizes the computer and communications network (the "Network") of Advantis to process the majority of the Company's electronic transactions. The Company has access to the Network pursuant to an agreement between the Company and Advantis. Although Advantis is responsible for maintaining the Network and data centers, the Company develops and maintains most of the transaction processing systems and proprietary software that it runs on the Network. Processing performed by other communication providers is done through similar agreements. The Company develops merchant and industry specific software tailored to the needs of its clients. Most data capture programs used in the Company's transaction processing services were developed and are maintained by Company employees and are not accessible, except as permitted by the Company, to other businesses that use the Network.

   Through the Network, the Company maintains direct data links for NOVUS, Visa, MasterCard and American Express card authorizations and various other direct data links to proprietary card issuers and financial institutions for the purposes of authorizing and completing the Company's electronic transaction processing services. A wide variety of stand-alone point-of-sale terminals, electronic cash register systems and personal computers can be used by the Company's merchant clients at their individual locations to access the Company's system.

Consumer Credit Card Services

   The Company offers to national and regional merchants customized private label consumer credit card programs. The Company's wholly owned subsidiary, HSB, issues the credit card on behalf of the client and owns the receivables that are generated through the use of the credit card (the "HSB Programs"). In programs that are managed but not owned (the "Managed Programs"), the Company administers the programs but does not act as the card issuer or own the receivables.

   Whether the portfolio is owned or managed, the Company offers a full range of credit card services including: new account processing featuring custom scoring models; card design, embossing and issuance; sales authorizations; statement processing and mailing; remittance processing; handling cardholder inquiries; collections; and full marketing support.

   Services provided by the Company in a private label consumer credit card program typically include the following:

- Implementation Support - The Company assists the merchant with card and statement design, software implementation and training before the processing of new accounts begins.

- New Account Processing - The Company's New Account Processing System ("NAPS") enables new customer accounts to be opened in an average of four to six minutes. Applicant information taken at the point-of-sale is entered into NAPS, which maintains an on-line link to the major national credit bureaus and uses proprietary automated point-scoring models selected by the issuer of the credit card to approve or decline credit applications. Applications received by mail are also handled through NAPS and are generally processed on the date of receipt. The Company's risk management department oversees the development and validation of new account approval models that are customized for an individual client and monitors and adjusts such models on an ongoing basis as applicants and economic conditions change.

- Credit Card Embossing - The Company's software automatically generates a file of approved new account names and numbers for use in card embossing, and embossed cards are mailed to approved applicants.

- Sales Authorizations - The Company currently authorizes all transactions under its private label credit card programs through the Network. Merchants can utilize the same point-of-sale terminals they use for bank cards for private label credit card authorizations.

- Mechanized Statement Processing - The Company sends monthly account statements directly to the cardholders. Large volumes and state-of-the-art equipment enable the Company to process statements efficiently. Statements can be customized to meet each merchant client's needs.

- Remittance Processing - The Company processes and deposits private label credit card payments typically within 24 hours of their receipt.

- Cardholder Services - The Company has customer service representatives available to answer cardholder questions and handle billing inquiries during regular business hours. An automated call distribution system allows customer service representatives to answer telephone calls using the merchant client's name. The Company's cardholder service system enables the customer service representative to view the cardholder's file and billing statement information on a computer screen allowing for effective responses to cardholder inquiries.

- Collections - The Company uses a sophisticated on-line collection system to identify and prioritize delinquent accounts. The Company contacts and attempts to work with delinquent cardholders to reach mutually agreeable payment plans.

- Marketing Support - The Company assists its clients in developing a complete marketing plan that targets the merchant's private label credit cardholders. The Company also creates promotional materials to support such marketing plans.

- Customized Reporting - The Company uses customized software to analyze a merchant client's cardholder base and to develop marketing information.

   The Company provides these services through two product offerings:

- Consumer Credit Card Outsourcing Services - For certain of the Managed Programs, the Company enters into a card services agreement with the merchant setting forth the credit card program services to be provided by the Company. The Company has traditionally charged flat processing fees under such agreements on a per service provided basis (for example, per collection call made, per card embossed, per statement issued). In some instances, the Company charges an aggregate flat processing fee under such agreements on a per cardholder account basis. Card services agreements typically have terms varying from one to five years and frequently contain provisions that automatically extend the term unless either party takes affirmative action to terminate the agreement.

- Owned Consumer Credit Card Programs - For each of the HSB Programs, a merchant services agreement between HSB and the merchant is negotiated that sets forth the obligation of HSB to open credit card accounts for qualified customers of the merchant, the services to be provided by HSB and the merchant discount revenues to be paid by the merchant to HSB. In some of the HSB Programs, the merchant services agreement provides that the merchant discount revenues can be supplemented or adjusted in certain circumstances, as a result of prevailing interest rates and to mitigate anticipated increased credit losses. HSB's merchant services agreements typically have terms of five years and frequently contain provisions that automatically extend the term unless a party takes affirmative action to terminate the agreement.

   All finance charges (including late fees) paid by private label credit cardholders under HSB Programs are paid to and retained by HSB except to the extent that such fees are used to satisfy obligations under loan securitization agreements (see Hurley State Bank - Loan Securitization). SPS maintains a services agreement with HSB, pursuant to which SPS acts as the servicer for all private label accounts owned by HSB, and HSB pays SPS a monthly fee equal to a specified percentage of the outstanding receivables under such accounts.

Commercial Accounts Processing Services

   The Company offers commercial accounts processing for clients whose customers are businesses rather than consumers. The processing of commercial accounts is accomplished through the use of a specialized accounts receivable management system developed by the Company called PARAGON Commercial Services(sm). The system allows the Company's clients to offer their commercial customers a monthly revolving statement or an invoice with custom terms and in each case the system may include supporting purchase order data. The Company also provides credit scoring models, cardholder services, collection procedures and marketing support. Revenues earned from commercial accounts processing are included in Managed Programs.

   MountainWest Financial Corporation ("MountainWest"), a wholly owned subsidiary of NCSI, is the issuer of the majority of the Company's commercial private label credit cards as well as certain consumer private label credit cards with respect to which SPS acts as the servicer pursuant to a Service Agreement. SPS has also entered into a Marketing Services Agreement with NCSI pursuant to which SPS provides marketing and sales services for the benefit of MountainWest.

TeleServices

   The Company's TeleServices (formerly referred to as Operational Outsourcing) business markets call center teleservicing programs that focus on business-to-consumer applications based on the Company's technological capabilities and professional customer service. For such services, the Company develops or utilizes customized software applications primarily to respond to inbound calls from a client's customers and to facilitate appropriate actions based on the calls.

   The Company services a range of client outsourcing programs including:

- Help Desk and Technical Support - The Company provides user technical support programs for proprietary and off-the-shelf software applications, technical internet user support and problem analyses.

- Inbound Teleservice - The Company provides customized customer service applications for clients by responding to inbound inquiries from their customers. Specific examples of this outsourcing service are the handling of billing inquiries, product feature inquiries, dealer locator applications, dispatch services for emergency road service or product repair, enrollment services, handling member benefit inquiries and many others.

- Catalog Order Management - The Company provides services to catalog and direct mail merchants to process inbound orders that are received via telephone, fax or internet. Service features include order entry, cross-selling, authorization of credit purchases, real time interfaces with client warehouses and fulfillment centers, resolution of customer problems and reporting of customer and product data.

Competition

   The Company's services are sold primarily to national and regional merchants. The Company competes on the basis of service quality, response time, customer support, customized system applications, reliability and price. The Company believes that it is among the industry leaders with respect to each of these factors.

   According to the Faulkner & Gray Credit Card Industry Directory (1997 Edition), based on the volume of outstanding receivables administered, GE Capital Retailer Financial Services has over 50% of the third party private label credit card marketplace. Also according to Faulkner & Gray, Household Retail Services, Beneficial National Bank and SPS Transaction Services are the next largest of the third party private label credit card providers identified, although the Company believes that no competitors other than GE Capital Retailer Financial Services are dominant in such marketplace. The principal competitors of the Company in the electronic network transaction processing marketplace include First Data Card Services, National City Processing Company, Alliance Card Services (formerly Business Services, Inc. and Limited Card Services), and BuyPass Corporation, although the Company believes that no competitors other than First Data Card Services are dominant in such marketplace. The Company's TeleServices business is client specific, and as such the Company does not compete with a defined set of competitors with respect to these services. Existing and potential competitors of the Company may have equal or greater financial, technological and/or marketing resources than the Company, and there can be no assurance that the Company will continue to be able to compete successfully with them.

Significant Clients

   Tandy is the Company's largest client, accounting for 24.0% of the Company's net operating revenues in 1996. The Company administers four owned private label credit card programs and provides electronic transaction processing services for Tandy. The Goodyear Tire & Rubber Company ("Goodyear") is the Company's next largest client, accounting for 12.0% of the Company's net operating revenues in 1996. The Company administers two owned private label credit card programs and provides electronic transaction processing services and TeleServices for Goodyear. None of the Company's other clients individually accounted for more than 10% of the Company's net operating revenues in 1996.

Seasonal Factors

   The Company's results of operations are impacted by seasonal patterns of retail purchasing, but because certain seasonal trends are typically offsetting, their impact does not significantly affect the Company's overall results of operations. The number of transactions processed and the level of credit card loans outstanding typically grows during the fourth quarter followed by a flattening or decline in the subsequent first quarter. This seasonality results mainly from higher levels of retail sales in the fourth quarter than in the first quarter. During the fourth quarter, merchant discount revenue and revenues derived from transaction processing services typically increase, but are accompanied by increases in expenses associated with the growth of credit card receivables. These increased expenses typically include the provision for loan losses, financing expenses, salaries and employee benefits expenses, processing and service expenses, and various other expenses. Correspondingly, in the first quarter, merchant discount revenue, revenues derived from transaction processing services and provision for loan loss expense typically decrease, but generally are accompanied by increased finance charge revenue related to the preceding quarter's credit card loan growth.

Hurley State Bank

   HSB is the credit card issuer and the receivables funding facility for the HSB Programs, all of which are administered by the Company. HSB is not a member of the Federal Reserve System. HSB is engaged only in consumer credit card operations and is not permitted to engage in commercial lending (which may include consumer credit card programs where the merchant is a recourse party). The terms and conditions of the credit card accounts owned by HSB are set forth in cardholder agreements entered into with each merchant's customers.

   Funding of Receivables

   The HSB Programs involve making loans to private label credit cardholders which create receivables from the cardholders. As such, the business is capital intensive. The Company's ability to add to or expand the HSB Programs is limited by the amount of its available capital and by applicable regulatory ratios of capital to assets. The Company currently funds the capital needs of its operations by deposit taking activities utilizing certificates of deposit ("CDs") in denominations of $100,000 or more, securitizations of credit card loans and borrowings from DWD.

   HSB administers a certificate of deposit program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of DWD, and generally have a maturity of two to 10 years. As of December 31, 1996, CDs outstanding were $454.4 million, of which institutional CDs represented $213.2 million and retail CDs represented $241.2 million.

   The Company engages in credit card loan securitization transactions through the sale by HSB of credit card loans. When the Company securitizes its credit card loans, it retains the right to service the underlying credit card accounts, for which it receives fees. Loan securitizations have the effect of converting net credit income and credit card fees into loan servicing fees while improving overall liquidity and capital ratios of the Company. See "Business - Hurley State Bank - Loan Securitization."

   Certain borrowings to support the HSB Programs are currently provided pursuant to an Amended and Restated Borrowing Agreement, as ammended, (the "Borrowing Agreement") and a facility fee letter agreement, as ammended (the "Facility Fee Agreement")(collectively, the "Financing Agreements") with DWD, pursuant to which DWD has agreed to provide financing to the Company. As of January 31, 1997 the maximum amount available under the Borrowing Agreement, which expires on April 17, 1997, was increased from $1.0 billion to $1.25 billion. The interest rate to be paid by the Company reflects DWD's borrowing costs. At January 31, 1997, the Company had $917.1 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with DWD. An Amended and Restated Bridge Agreement, under which DWD provided loans to the Company of up to $250 million, expired on January 31, 1997. The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Financing Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with DWD. If the Company is unable to reach a satisfactory agreement with DWD for the renewal or the replacement of the Financing Agreements, the Company believes it will be able to meet its financial requirements over the next twelve months from other sources.

   Loan Securitization

   Selling loans through securitizations results in net income and fee income from credit card loans under HSB Programs effectively being converted into loan servicing fees, while improving overall liquidity and capital ratios of the Company. A securitization transaction involves the sale by HSB of the credit card loans generated by a pool of HSB Program credit card accounts to a separate legal entity created for loan securitizations. The securitizations result in removal of the credit card loans from the Company's balance sheet for both financial and regulatory accounting purposes. The private label credit cardholder is generally not aware that the credit card loans from his or her account have been included in a pool of securitized loans because the Company services on-balance-sheet and securitized loans in the same manner. Under the securitization agreements, the existence of certain conditions could cause early amortization of the affected pool of securitized loans and thereby increase the Company's need for alternative forms of financing. Such conditions include an increase in the amount of charge-offs over a specified rate.

   Payments by HSB Program cardholders of finance charges and other amounts relating to the credit card loans are used to pay a rate of return to the holders of ownership interests in the receivables pools. Such payments are also used to pay a fee to the agent and a fee to SPS and to reimburse the purchaser for cardholder accounts that are charged off. Any remaining amounts are effectively paid to HSB. In the event that such payments are insufficient to cover charge-offs, and to pay the rate-of-return and agent fee, SPS, as the recourse party under the Receivables Capital Corporation ("RCC") program, or the Company, as the recourse party under the Barton Capital Corporation ("BCC") program, have agreed to make up such shortfall up to their respective maximum recourse obligations. DWD is the guarantor of such recourse obligations. In addition, HSB is obligated to pay a monthly commitment fee to the purchaser of the credit card loans if any portion of the facility is unused.

   HSB maintains a loan securitization program with RCC, and at December 31, 1996, outstanding loans sold under such program were $280.0 million. HSB also maintains a loan securitization program with BCC, and at December 31, 1996, outstanding loans sold under such program were $300.0 million. At December 31, 1996, $580.0 million or 26.2% of the HSB Program loans had been sold through loan securitizations.

   The RCC and BCC loan securitization programs are scheduled to expire in April 1997. The Company expects to renew or replace these facilities on or prior to the expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to RCC and BCC following the expiration dates of the programs will be paid to RCC or to BCC, as applicable, and the interests of RCC and BCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after the applicable program's expiration date would remain on the Company's consolidated balance sheet.

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

   The Company also funds fixed rate credit loans with floating rate financing by utilizing interest rate swaps, cost of funds agreements and interest rate caps to adjust the repricing characteristics of its financing to fixed rate financing. Under interest rate swaps and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate cap agreements effectively establish a maximum interest rate on certain of the Company's floating rate borrowings. Interest rate swap agreements are entered into with an affiliate. Interest rate cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Cost of funds agreements are entered into as part of agreements pursuant to which the Company owns the credit card loan portfolio and provides private label credit card processing services to certain of its credit card merchant clients.

   To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $46.6 million and $752.8 million at December 31, 1996 and 1995, respectively.

   During 1995, the Company converted several of its fixed interest rate credit card programs to variable interest rate programs. At December 31, 1996 and 1995, approximately 69% and 58% of the Company's credit card loans including securitized loans were variable interest rate loans.

Executive Officers of the Registrant

   The following sets forth certain information concerning executive officers of the Company during the past five years:

       Name                   Age                     Present Position
---------------------        ------    ----------------------------------------
Robert L. Wieseneck            59	      President, Chief Executive Officer and
                                                   Director
Thomas C. Schneider            59      Chief Financial Officer and Director
Robert W. Archer               58      Senior Vice President -- Sales
Richard F. Atkinson            60      Senior Vice President -- Operations
Russell J. Bonaguidi           45      Vice President -- Controller
Thomas W. Clarke               43      Vice President -- Network Services
                                                         Operations
Robert J. Ferkenhoff           54      Vice President and Chief Information
                                                          Officer
Thomas M. Goldstein            38      Vice President -- Finance
Larry H. Myatt                 53      Vice President -- Marketing and
                                                         Administration
Ruth M. O'Brien                43      Vice President -- TeleServices
David J. Peterson              39      Vice President -- Network Services and
                                                         Corporate Development
Serge J. Uccetta               51      Vice President -- Card Services
Mary Ann Warniment             47      Vice President -- Electronic Information
                                                         Services


   Mr. Wieseneck has served as President, Chief Executive Officer and a director of the Company since its formation. He has served as President of SPS since 1987 and as a director of SPS since 1988. Mr. Wieseneck has also served as President and Chairman of the Board of HSB since 1989. He has served as a director of NCSI since 1991 and as an Executive Vice President of NCSI from December 1986 to April 1987 and since April 1988.

   Mr. Schneider has served as Chief Financial Officer and a director of the Company since its formation. Mr. Schneider has served as an Executive Vice President of DWD since 1980 and as its Chief Financial Officer from 1981 until 1982 and since 1987. He has also served as Executive Vice President and Chief Financial Officer of NCSI since 1987 and as a director of NCSI since 1986. Mr. Schneider has been Chief Financial Officer of Dean Witter Reynolds, Inc. ("DWR") since 1987, an Executive Vice President of DWR since 1984 and a director of DWR since 1981.

   Mr. Archer has served as Senior Vice President -- Sales of the Company and as a Senior Vice President of SPS since 1994. Mr. Archer served as Vice President -- Sales of the Company from 1992 until 1994 and as a Vice President of SPS from 1988 until 1994.

   Mr. Atkinson has served as Senior Vice President -- Operations of the Company and as a Senior Vice President of SPS since 1994. Prior thereto he served as Vice President -- Operations of the Company from 1992 until 1994 and as a Vice President of SPS from 1986 until 1994. Mr. Atkinson has served as a Senior Vice President of HSB since 1991.

   Mr. Bonaguidi has served as Vice President -- Controller of the Company, HSB and SPS since 1994. Prior thereto he was National Manager of Credit Card Banking for Sears, Roebuck and Co. from 1992 until 1994 and Vice President -- Controller of Prime Option Services, Inc. (an affiliate of the Company) from 1990 until 1992.

   Mr. Clarke has served as Vice President -- Network Services Operations of the Company since 1996 and as Vice President Network Services Operations of SPS since 1994. Prior thereto he was Vice President -- Network Services Operations/Development from 1994 until 1996, Controller of the Company from 1992 until 1994, Controller of SPS from 1986 until 1994 and Vice President and Controller of HSB from 1992 until 1994.

   Mr. Ferkenhoff has served as Vice President and Chief Information Officer of the Company since 1994 and of SPS since 1993. Prior thereto he was Vice President -- Information Technology of the Company from 1993 until 1994 and Vice President -- Information Services for Sears Merchandise Group from 1989 until 1993.

   Mr. Goldstein has served as Vice President -- Finance of the Company and as a Vice President of HSB since 1995. Prior thereto he was First Vice President -- Group Director of Funding and Capital Markets/Investor Relations of DWD from 1989 until 1994.

   Mr. Myatt has served as Vice President -- Marketing and Administration of the Company since 1996. Prior thereto he was Vice President -- Marketing and Product Development of the Company from 1992 until 1996 and as a Vice President of SPS since 1986.

   Ms. O'Brien has served as Vice President -- TeleServices of the Company since 1996. Prior thereto she was Director of Operational Outsourcing for SPS and Director of Client Services for SPS from 1994 until 1996 and from 1990 until 1994, respectively.

   Mr. Peterson has served as Vice President -- Network Services and Corporate Development of the Company since 1995. Prior thereto he was Vice President
-- Corporate Development of the Company from 1994. Mr. Peterson was an investment banker for DWR from 1987 until 1993

   Mr. Uccetta has served as Vice President -- Card Services of the Company since 1995 and Vice President -- Card Services of SPS since 1993. Prior thereto he was Director of Commercial Accounts for the Company from 1993 until 1995. Prior to joining SPS, Mr. Uccetta was Director -- Strategic Programs of Citibank from 1991 until 1993.

   Ms. Warniment has served as Vice President -- Electronic Information Services of the Company since 1993 and as a Vice President of SPS since 1990. She was Vice President -- Information Technology of the Company from 1992 until 1993.

   There are no family relationships between any of the foregoing persons.

Employees

   As of December 31, 1996, the Company had 3,881 full-time equivalent employees, of which 612 were salaried and 3,269 were hourly. Of the hourly employees, approximately 28% were part-time. Approximately 3,390 of the Company's full-time equivalent employees were located in field operations centers providing customer service and support. Of the approximately 385 full-time equivalent employees located at the Company's headquarters, 70 were engaged in sales and marketing, 155 were engaged in systems development and maintenance, and 160 were engaged in supporting the Company's various businesses and administration. None of the employees of the Company is covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

Regulatory Matters

   Restrictions on Activities of HSB

   HSB, a federally insured, South Dakota state chartered bank, operates as a limited purpose credit card bank under federal law. The federal Competitive Equality Banking Act of 1987 ("CEBA") established several categories of financial institutions that do not fall within the meaning of "bank" for purposes of the Bank Holding Company Act ("BHCA"). Among those exempted are credit card banks. As a credit card bank, HSB may engage only in credit card operations and may not engage in the business of making commercial loans. Additionally, HSB may not accept savings or time deposits of less than $100,000 and may not accept demand deposits or other transaction accounts of any amount. Finally, HSB may maintain only one office at which it can accept deposits. HSB is subject to deposit insurance assessments payable to the Bank Insurance Fund of the Federal Deposit Insurance Corporation ("FDIC"). The rates for these assessments may vary based upon HSB's capital levels, risk categories, and a rate structure established by the FDIC. The bank is subject to comprehensive regulations and periodic examinations by the South Dakota Division of Banking and by the FDIC.

   CEBA Limitations

   CEBA provides that if HSB fails to comply with the statutory restrictions affecting its status as a credit card bank, any entity controlling HSB may, among other things, be required to divest control of HSB. HSB believes, however, that in light of the programs it has in place, the limitations of CEBA will not have a material impact on HSB's ability to service, or to maintain the level of, the cardholder programs. Future federal or state legislation, regulation or interpretation of federal or state legislation or regulation could, however, adversely affect the business of HSB or the relationship of any such controlling entity with HSB.

   Exportation of Interest Rates

   The terms and conditions of the credit card accounts owned by HSB are governed by the laws of South Dakota, where HSB is chartered, and by applicable federal law. Under federal law, HSB may charge interest at the rate allowed by the laws of South Dakota, which do not limit the amount of interest that may be charged on credit card loans offered by HSB. As a result, HSB is permitted to export interest rates pursuant to federal law.

   Dividends and Transfers of Funds

   There are various legal limitations on the extent to which HSB can finance or otherwise supply funds, through dividends, loans or otherwise, to the Company and its affiliates. The FDIC is authorized to prohibit HSB from engaging in any unsafe and unsound practice in conducting its business, and it is possible that under some circumstances the FDIC could claim that payment of a dividend was an unsafe and unsound practice. In addition, under federal law, a bank cannot pay a dividend that will cause such bank to be "undercapitalized". HSB's state regulator also has the authority to prohibit unsafe and unsound practices. The payment of dividends by HSB may also be affected by other factors, such as the need to maintain adequate capital or to meet loan demands.

   HSB is also subject to certain restrictions which limit the transfer of funds to the Company, and certain other affiliates in the form of loans, extensions of credit, investments or purchases of assets or services and which require that HSB's transactions with its affiliates be on terms no less favorable to HSB than comparable transactions with unrelated third parties.

   Consumer Protection Laws and Debtor Relief Laws

   The relationships among cardholders, credit card issuers and sellers of merchandise in transactions financed by the extension of credit under credit accounts are extensively regulated by federal and state consumer protection laws and regulations. Such laws and regulations include the federal Truth-in-Lending Act (and the Federal Reserve Board's Regulation Z issued thereunder), Equal Credit Opportunity Act (and the Federal Reserve Board's Regulation B issued thereunder), Soldiers' and Sailors' Civil Relief Act, Fair Credit Billing Act, Fair Credit Reporting Act and Fair Debt Collection Practices Act. These statutes and regulations require credit disclosures on credit card applications and solicitations, on an initial disclosure statement required to be provided when a credit card account is first opened, and with each monthly billing statement. They also prohibit certain discriminatory practices in extending credit, impose certain limitations on the charges and fees that may be imposed and regulate practices utilized in collections. In addition, cardholders are entitled, under such laws and regulations, to have payments and credits promptly applied on credit accounts and to require billing errors to be promptly resolved. A cardholder may be entitled to assert violations of certain of such consumer protection laws by way of set-off against the cardholder's obligation to pay amounts owing on the cardholder's account or, in certain cases, by claims against the lender or seller. For example, under the federal Truth-in-Lending Act, a credit card issuer is subject to all claims (other than tort claims) and defenses arising out of transactions in which a credit card is used to purchase merchandise, if certain conditions are met. These conditions include requirements that the cardholder make a good faith attempt to obtain satisfactory resolution of the dispute from the person honoring the credit card and meet certain jurisdictional requirements. Where the seller of the goods or services is the same party as the card issuer, or controls or is controlled by the card issuer directly or indirectly, these jurisdictional requirements are not applicable. These statutes further provide that in certain cases a cardholder's liability may not exceed $50 with respect to charges to the credit card account which resulted from unauthorized use of the credit card. The application of federal and state bankruptcy and debtor relief laws affect HSB to the extent such laws result in any credit card accounts being charged off as uncollectible.

   FDICIA

   Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal bank regulatory agencies are required to take "prompt corrective action" with respect to banks that do not meet minimum capital requirements, and FDICIA imposes certain restrictions upon banks which meet certain capital requirements but are not "well capitalized" for purposes of FDICIA. FDICIA establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A bank may be downgraded to, or be deemed to be in, a capitalization category that is lower than is indicated by its actual capital position if it is determined to be in an unsafe or unsound condition, or receives an unsatisfactory examination rating. The FDIC has issued regulations to implement the prompt corrective action provisions of FDICIA. Under FDICIA and implementing regulations adopted by the FDIC, a bank that is not well capitalized is generally prohibited from accepting brokered deposits and offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited). HSB currently solicits deposits through brokers. If HSB were unable to use brokered deposits as a funding source, the funding costs for HSB would be likely to increase.

   FIRREA Cross-Guarantee Provisions

   Pursuant to certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insured depository institution which is commonly controlled with another insured depository institution is liable to the FDIC for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Under this provision, HSB could be required to reimburse the FDIC for such losses resulting from the default of any other insured depository institution which is under common control with HSB (for example, Greenwood Trust Company, a Delaware state bank, and MountainWest, both of which are owned by DWD, the ultimate majority stockholder of HSB) and such reimbursement could be required even if it would cause the bank providing the reimbursement also to go into default. Such liability is subordinated in right of payment to deposit liabilities, secured creditors, other than obligations owned to any affiliate of the depository institution (with certain exceptions) and any obligations and any other general or senior liability, and any obligation subordinated to depositors or other general obligations to stockholders in such capacity.

Item 2.  PROPERTIES

   The Company's headquarters are located in Riverwoods, Illinois, where it leases approximately 97,400 square feet of office space from NCSI for a term expiring on January 31, 2000. The Company also conducts significantly all of its operations out of owned facilities located in Gray, Tennessee and Sioux Falls, South Dakota, and a leased facility in Layton, Utah. The Gray,

Tennessee facility contains approximately 131,000 square feet that, as of December 31, 1996, housed approximately 1,750 full-time equivalent Company employees involved in processing accounts for certain Managed and HSB Programs, administering TeleServices and providing certain data communications functions related to the Company's Network Transaction Services. The Sioux Falls, South Dakota facility contains approximately 65,000 square feet that, as of December 31, 1996, housed approximately 760 full-time equivalent Company employees involved in processing accounts for HSB Programs and providing TeleServices. HSB operates out of the Sioux Falls facility. The Layton, Utah facility contains approximately 81,000 square feet that, as of December 31, 1996, housed approximately 880 full-time equivalent Company employees involved in processing accounts for certain Managed and HSB Programs and providing TeleServices. The Layton, Utah facility is leased for a term expiring in June 2001.

   The Company believes that its properties are adequate and suitable for its business as presently conducted.

Item 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company is involved in routine litigation incidental to the business. The consequences of these matters are not presently determinable but, in the opinion of management after consultation with counsel, the ultimate liability, if any, will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.


                                        PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The section entitled "Quarterly Information" appearing on page 39 of the Company's Annual Report to Stockholders to be mailed to stockholders on or about March 31, 1997 for the year ended December 31, 1996 (the "Annual Report") is incorporated herein by reference in response to information required by Item 5.

   The fair market value of a share of Common Stock at the close of business on January 31, 1997, as reported in the Wall Street Journal, was $18.250.

   The Company has not paid any dividends on its Common Stock and anticipates retaining future operating cash flows for the foreseeable future to finance growth and business expansion rather than to pay dividends to its stockholders. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, the financial condition of the Company and such other factors as the Board of Directors of the Company in its discretion shall determine. Periodically, SPS and HSB have paid dividends to the Company. The amount of dividends that can be paid to the Company by HSB is restricted by applicable banking regulations.

Item 6.  SELECTED FINANCIAL DATA

   The section entitled "5-Year Selected Financial Data" appearing on page 39 of the Annual Report is incorporated herein by reference in response to information required by Item 6.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 through 23 of the Annual Report is incorporated herein by reference in response to information required by Item 7.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The sections entitled "Consolidated Balance Sheets" appearing on page 24 of the Annual Report, "Consolidated Statements of Income" appearing on page 25 of the Annual Report, "Consolidated Statements of Cash Flows" appearing on page 26 of the Annual Report, "Consolidated Statements of Changes in Stockholders' Equity" appearing on page 27 of the Annual Report, "Notes to Consolidated Financial Statements" appearing on pages 28 through 35 of the Annual Report, "Independent Auditors' Report" appearing on page 38 of the Annual Report and "Quarterly Information" appearing on page 39 of the Annual Report are incorporated herein by reference in response to information required by Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Nominees for Election as Directors" appearing on pages 2 and 3 of the Company's proxy statement to be mailed to stockholders on or about March 31, 1997 for the April 29, 1997 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference in response to information concerning directors required by Item 10.

   The information concerning executive officers required by Item 10 is set forth in Part I, Item I of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" appearing on pages 7 through 12, and the section entitled "Performance Graph" appearing on page 13, of the Proxy Statement is incorporated herein by reference in response to information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Directors and Officers" appearing on pages 5 and 6 of the Proxy Statement is incorporated herein by reference in response to information required by Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Certain Relationships" appearing on pages 14 through 16 of the Proxy Statement is incorporated herein by reference in response to information required by Item 13.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1. Financial Statements. The following Consolidated Financial Statements of SPS Transaction Services, Inc. are incorporated herein by reference from the Annual Report:

                                                                  Annual Report
                                                                       Page
                                                                  -------------
     Consolidated Balance Sheets                                        24
     Consolidated Statements of Income                                  25
     Consolidated Statements of Cash Flows                              26
     Consolidated Statements of Changes in Stockholders' Equity         27
     Notes to Consolidated Financial Statements                         28
     Independent Auditors' Report                                       38

2. Financial Statement Schedules. The following Financial Statement Schedules are incorporated herein by reference from the Annual Report:

     Quarterly Financial Information                                    39*

     Schedule III - Condensed Financial Statements of SPS Transaction
     Services, Inc. (Parent Company Only)                              S-1**

     Independent Auditors' Report                                      S-5**

------------------------

     * Refers to page number in Annual Report.
     ** Refers to page number in this Form 10-K.

     All other Financial Statement Schedules have been omitted since the information is not applicable, is not required or is included in the Consolidated Financial Statement or Notes to Consolidated Financial Statement listed under section (a)1 above.

3. Listing of Exhibits. The following exhibits are incorporated by reference or filed herewith:

3.1 Certificate of Incorporation of the Company (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement No. 33-44937 (the "1992 Registration Statement")).

3.2 By-laws of the Company (incorporated by reference from Exhibit 3.2 of the 1992 Registration Statement).

4.1 Form of certificate representing shares of Common Stock of the Company (incorporated by reference from Exhibit 4.1 of the 1992 Registration Statement).

10.1 Services Agreement for Systems Operations Services dated September 17, 1993, between SPS and Advantis (portions of which have been granted confidential treatment pursuant to an order of the Securities and Exchange Commission, which will remain in effect until December 31, 1998) (incorporated by reference from Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (the "1993 Form 10-K")).

10.2 Service Agreement dated as of February 1, 1994, and Amendment to the Service Agreement dated as of January 31, 1995, each between SPS and MountainWest (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K")).

10.3 POS Debit Card Program Letter Agreement dated as of August 30, 1994, between SPS and Discover Card Services, Inc. ("Discover Card") (incorporated by reference from Exhibit 10.3 of the 1994 Form 10-K).

10.4 Management Services Agreement dated as of January 1, 1992, between the Company and NCSI (incorporated by reference from Exhibit 10.2 of the 1992 Registration Statement).

10.5* Amendment to the Advantis/SPS Payment Systems, Inc. Master Agreement for
      Systems Operations Services effective March 13, 1997, between Advantis and SPS.

10.6 Third Amendment to Service Agreement made effective as of January 1, 1996, between SPS and MountainWest (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (the "1996 Third Quarter Form 10-Q")).

10.7 Third-Party Processing and Cooperative Network Service Agreement made as of September 28, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K")).

10.8 Terminal Service Agreement made as of January 1, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.6 of the 1992 Registration Statement).

10.9 Letter Agreement dated November 5, 1992, between SPS and Discover Card, amending the Terminal Service Agreement made as of January 1, 1992 (incorporated by reference from Exhibit 10.9 of the 1992 Form 10-K).

10.10 Amended and Restated Marketing Services Agreement dated as of January 1, 1996, between SPS and NCSI (incorporated by reference from Exhibit 10.2 of the 1996 Third Quarter Form 10-Q).

10.11 System Access Agreement entered into August 1, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.11 of the 1992 Form 10-K).

10.12 Lease Agreement made February 1, 1993, between SPS and NCSI (incorporated by reference from Exhibit 10.12 of the 1993 Form 10-K).

10.13 Assignment and Assumption of Lease dated as of December 31, 1993, between SPS and NCSI, and Office Lease Agreement made and entered into October 1, 1990, between NCSI and Price Development Company (incorporated by reference from Exhibit 10.13 of the 1993 Form 10-K).

10.14 Service Agreement dated as of January 1, 1988, between SPS and HSB (incorporated by reference from Exhibit 10.12 of the 1992 Registration Statement).

10.15 Service Agreement dated as of November 1, 1990, between SPS and MountainWest (incorporated by reference from Exhibit 10.13 of the 1992 Registration Statement).

10.16 Registration Agreement made as of February 25, 1992, between the Company and NCSI (incorporated by reference from Exhibit 10.16 of the 1993 Form 10-K).

10.17 Letter Agreement dated as of September 1, 1995, between SPS and NOVUS Services, Inc. (successor in interest to Discover Card), amending the System Access Agreement entered into August 1, 1992, the Terminal Service Agreement made as of January 1, 1992, as amended, and the Third Party Processing and Cooperative Network Service Agreement made as of September 28, 1992 (incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).

10.18 Third Amended and Restated Master Receivables Purchase Agreement dated as of July 19, 1995, and First Amendment to the Third Amended and Restated Master Receivables Purchase Agreement dated as of December 15, 1995, each among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association (incorporated by reference from Exhibit 10.18 of the 1995 Form 10-K).

10.19 Assignment and Assumption Agreement dated as of July 19, 1995, among HSB, SPS, DWD, RPC, RCC and Bank of America National Trust and Savings Association (incorporated by reference from Exhibit 10.19 of the 1995 Form 10-K).

10.20 Credit Card Receivables Purchase Agreement dated as of December 30, 1992, among HSB, the Company, SPS, DWD, BCC and Westpac Banking Corporation (incorporated by reference from Exhibit 10.21 of the 1992 Form 10-K).

10.21 First Amendment to the Credit Card Receivables Purchase Agreement dated as of December 29, 1995, among HSB, the Company, SPS, DWD, BCC and Societe Generale (successor in interest to Westpac Banking Corporation) (incorporated by reference from Exhibit 10.21 of the 1995 Form 10-K).

10.22 Merchant Services Agreement made as of February 19, 1987, between HSB and Goodyear (incorporated by reference from Exhibit 10.17 of the 1992 Registration Statement).

10.23 Amendment to the Terminal Service Agreement dated as of July 1, 1993, between SPS and Discover Card (incorporated by reference from Exhibit
      10.25 of the 1993 Form 10-K).

10.24 Form of Interest Rate and Currency Exchange Agreement between the Company and DWD or NCSI (incorporated by reference from Exhibit 10.26 of the 1993 Form 10-K).

10.25*Second Amendment to Credit Card Receivables Purchase Agreement dated as of December 18, 1996, among BCC, Societe Generale, HSB, the Company, DWD and SPS.

10.26 First Amendment to Service Agreement made as of January 1, 1993, between SPS and MountainWest (incorporated by reference from Exhibit 10.28 of the 1992 Form 10-K).

10.27 Form of Cardholder Agreement (incorporated by reference from Exhibit 10.29 of the 1993 Form 10-K).

10.28 Amendment to the Merchant Services Agreement dated as of April 27, 1993, between HSB and Goodyear (portions of which have been granted confidential treatment pursuant to an order of the Securities and Exchange Commission which will remain in effect until June 14, 1999) (incorporated by reference from Exhibit 10.31 of the 1993 Form 10-K).

10.29#	Dean Witter, Discover & Co. Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 4.1 of the DWD Registration Statement No. 33-63024 on Form S-8).

10.30#	Dean Witter, Discover & Co. 1994 Omnibus Equity Plan (incorporated by reference from Exhibit 10.52 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.31#	Dean Witter, Discover & Co. Employees Replacement Stock Plan (incorpora-
      ted by reference from Exhibit 4.2 of the DWD Registration Statement No. 33-63024 on Form S-8).

10.32#	First Amendment to the Dean Witter, Discover & Co. Employees Replacement
      Stock Plan (adopted June 18, 1993)(incorporated by reference from Exhibit
      10.1 of the DWD Current Report on Form 8-K dated November 18, 1993).

10.33 Form of Amended and Restated Borrowing Agreement between the Company and DWD (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995 (the "1995 Third Quarter Form 10-Q")).

10.34 Amendment to the Facility Fee Letter Agreement dated as of May 3, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996 (the "1996 First Quarter Form 10-Q")).

10.35 Facility Fee Letter Agreement between the Company and DWD (incorporated by reference from Exhibit 10.3 of the 1995 Third Quarter Form 10-Q).

10.36#SPS Transaction Services, Inc. Employee Stock Purchase Plan (amended and restated as of January 1, 1996) (incorporated by reference from Exhibit
      10.36 of the 1995 Form 10-K).

10.37#	SPS Transaction Services, Inc. Amended and Restated Formula Plan for Non-
      Affiliate Directors (incorporated by reference from Exhibit 10.38 of the 1992 Form 10-K).

10.38#	SPS Transaction Services, Inc. Amended and Restated 1992 Employees Stock
      Plan (incorporated by reference from Exhibit 10.39 of the 1992 Form 10-K).

10.39#	SPS Transaction Services, Inc. 1995 Omnibus Equity Plan (incorporated by reference from Exhibit 10.40 of the 1994 Form 10-K).

10.40#	SPS Transaction Services, Inc. Amended and Restated Tax Deferred Equity
      Participation Plan (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement No. 333-412 on Form S-8).

10.41#	NOVUS Credit Services Inc. Supplemental Retirement Income Plan, formerly known as the Sears Consumer Financial Corporation Supplemental Retirement Income Plan, effective as of January 1, 1989 (incorporated by reference from Exhibit 10.36 of the DWD Registration Statement No. 33-56104 on Form S-1).

10.42#	Dean Witter, Discover & Co. Tax Deferred Equity Participation Plan
      (amended and restated October 21, 1994) (incorporated by reference from Exhibit 4.1 of the Post-Effective Amendment No. 1 to the DWD Registration Statement No. 33-82240 on Form S-8).

10.43 Sales Lead Letter Agreement dated January 26, 1995, between SPS and Discover Card (incorporated by reference from Exhibit 10.47 of the 1994 Form 10-K).

10.44 Amended and Restated Merchant Services Agreement made as of December 29, 1994, between HSB and Tandy (incorporated by reference from Exhibit 10.48 of the 1994 Form 10-K).

10.45 Purchase Agreement made as of December 30, 1994, among Tandy National Bank, Tandy Credit Corporation and HSB (incorporated by reference from
      Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 30,
      1994).

10.46 Acquisition Agreement dated as of January 18, 1995, as amended, among HSB, Tandy National Bank and Tandy Credit Corporation (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 1995).

10.47 Agreement and Plan of Merger dated as of March 30, 1995, among HSB, Hurley Receivables Corporation, Tandy and Tandy Credit Corporation (incorporated by reference from Exhibit 2.2 of the Company's Current Report on Form 8-K dated March 30, 1995).

10.48 Assignment and Assumption Agreement dated as of March 30, 1995, between SPS Newco, Inc. and Tandy Receivables Corporation (incorporated by reference from Exhibit 2.3 of the Company's Current Report on Form 8-K
      dated March 	30, 1995).

10.49*Letter Amendment to Third Amended and Restated Master Receivables
      Purchase Agreement dated as of December 6, 1996 among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association.

10.50 Addendum to the Merchant Services Agreement dated as of April 1, 1994, between HSB and Goodyear (incorporated by reference from Exhibit 10.52 of the 1994 Form 10-K).

10.51 First Amendment to the Amended and Restated Borrowing Agreement dated as of May 3, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.1 of the 1996 First Quarter Form 10-Q).

10.52 Second Amendment to the Amended and Restated Borrowing Agreement dated as of September 30, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.6 of the 1996 Third Quarter Form 10-Q).

10.53 Service Agreement dated as of September 1, 1996, between SPS and NOVUS Services, Inc. (incorporated by reference from Exhibit 10.3 of the 1996 Third Quarter Form 10-Q).

10.54*First Amendment to the Lease Agreement made on March 20, 1997, between
      NCSI and SPS.

10.55*Lease Agreement made as of January 1, 1997, between NCSI and SPS.

10.56#First Amendment to the NOVUS Credit Services Inc. Supplemental Retirement
      Income Plan (adopted December 8, 1992) (incorporated by reference from
      Exhibit 10.41 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.57#Second Amendment to the NOVUS Credit Services Inc. Supplemental Retirement
      Income Plan (adopted June 15, 1993) (incorporated by reference from
      Exhibit 10.42 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.58#Third Amendment to the NOVUS Credit Services Inc. Supplemental Retirement
      Income Plan (adopted February 13, 1995) (incorporated by reference from
      Exhibit 10.27 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

13.1* Annual Report to Stockholders. Except for those portions expressly incorporated by reference herein, the 1996 Annual Report is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 22.1 of the 1992 Form 10-K).

23.1* Independent Auditors' Consent.

24.1* Powers of Attorney.

27.0* Financial Data Schedule.

* Filed herewith.
# Management contract or compensatory plan or arrangement.

(b)  Current Reports on Form 8-K

   A Current Report on Form 8-K dated January 12, 1997 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's fourth quarter earnings release.

   A Current Report on Form 8-K dated December 30, 1996 was filed with the Securities and Exchange Commission reporting Item 7 relating to Tandy Corporation.

   A Current Report on Form 8-K dated November 11, 1996 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1996 Third Quarter Report to Stockholders.

   A Current Report on Form 8-K dated October 15, 1996 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's third quarter earnings release.

                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                           (Registrant)

                                    By: ROBERT L. WIESENECK
                                        ------------------------------
                                        Robert L. Wieseneck, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 26, 1997, by the following persons on behalf of the Registrant and in the capacities indicated:


           Signature                               Capacity
----------------------------------      --------------------------------------

PHILIP J. PURCELL*
---------------------------------
Philip J. Purcell                       Chairman of the Board and Director

ROBERT L. WIESENECK
---------------------------------
Robert L. Wieseneck                     President, Chief Executive Officer and
                                        Director(Principal Executive Officer)
RUSSELL J. BONAGUIDI*
---------------------------------
Russell J. Bonaguidi                    Vice President and Controller
                                        (Principal Accounting Officer)
THOMAS R. BUTLER*
---------------------------------
Thomas R. Butler                        Director

FRANK T. CARY*
---------------------------------
Frank T. Cary                           Director

MITCHELL M. MERIN*
---------------------------------
Mitchell M. Merin                       Director

CHARLES F. MORAN*
---------------------------------
Charles F. Moran                        Director

THOMAS C. SCHNEIDER*
---------------------------------
Thomas C. Schneider                     Chief Financial Officer and Director
                                        (Principal Financial Officer)
DENNIE M. WELSH*
---------------------------------
Dennie M. Welsh                         Director

*ROBERT L. WIESENECK
---------------------------------
By Robert L. Wieseneck,
Attorney-in-fact

SCHEDULE III


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)


CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------
(In Thousands)

                                                         December 31,
                                                 ----------------------------
                                                     1996             1995
                                                 -----------      -----------
Assets:
   Investments in consolidated subsidiaries      $   191,597      $   143,831
   Advances to subsidiaries                           40,553           62,854
   Due from an affiliated company                      2,148              573
   Other assets                                          282              243
                                                 -----------      -----------
Total Assets                                     $   234,580      $   207,501
                                                 ===========      ===========

Liabilities and Stockholders' Equity:
   Payables to subsidiaries                      $     6,130      $     4,418
   Due to affiliated companies                         3,520            3,176
   Other liabilities                                     538              697
                                                 -----------      -----------
     Total liabilities                                10,188            8,291
   Total stockholders' equity                        224,392          199,210
                                                 -----------      -----------
Total Liabilities and Stockholders' Equity      $    234,580      $   207,501
                                                 ===========      ===========

See notes to condensed financial statements.

SCHEDULE III


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands)

                                                        December 31,
                                             ----------------------------------
                                               1996         1995         1994
                                             --------     --------     --------
Dividends received from subsidiaries         $     --     $ 15,000     $ 14,800
Interest revenue from subsidiaries             44,375       23,526        4,965
Other revenues                                  2,258          573           --
                                             --------     --------     --------
   Total revenues                              46,633       39,099       19,765
                                             --------     --------     --------


Interest expense                               42,661       18,169          480
Other expenses                                    180          192          232
                                             --------     --------     --------
   Total expenses                              42,841       18,361          712
                                             --------     --------     --------

Income before income taxes and equity
   in undistributed net earnings of
   subsidiaries                                 3,792       20,738       19,053
Income tax expense                              1,416        2,258        1,693
                                             --------     --------     --------
Income before equity in undistributed
   net earnings of subsidiaries                 2,376       18,480       17,360
Equity in undistributed net earnings
   of subsidiaries                             20,870       24,993       20,375
                                             --------     --------     --------
Net income                                   $ 23,246     $ 43,473     $ 37,735
                                             ========     ========     ========


See notes to condensed financial statements.

SCHEDULE III

SPS TRANSACTION SERVICES, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(In Thousands)

                                                 Year Ended December 31,
                                           -----------------------------------

                                              1996         1995         1994
                                           ---------    ---------    ---------
Cash Flows From Operating Activities:
Net income                                 $  23,246    $  43,473    $  37,735
Adjustments to reconcile net income to
  net cash flows from operating activities:
   Equity in undistributed net earnings
    of subsidiaries                          (20,870)     (24,993)     (20,375)
   (Increase) decrease in operating assets:
     Due from an affiliated company           (1,575)        (573)          --
     Other assets                                (39)        (243)          --
    Increase (decrease) in operating
     liabilities:
     Due to an affiliated company              1,013        4,473          984
     Other liabilities                          (159)          50           86
                                           ---------    ---------    ---------
       Net cash from operating activities      1,616       22,187       18,430
                                           ---------    ---------    ---------

Cash Flows From Investing Activities:
Investments in and advances to
  subsidiaries, net                           (2,883)     (17,822)     (21,883)


Cash Flows From Financing Activities:
Due to an affiliated company                      --       (3,073)       3,073
Proceeds from exercise of stock options          622          665          380
Changes in treasury stock, net                   645       (1,957)          --
                                           ---------    ---------    ---------
       Net cash from financing activities      1,267        4,365        3,453
                                           ---------    ---------    ---------

Cash                                               0            0            0
Cash, Beginning of Year                           --           --           --
                                           ---------    ---------    ---------
Cash, End of Year                          $       0    $       0    $       0
                                           =========    =========    =========

Supplemental Disclosures of Cash Flow
  Information:
Cash paid for interest                     $  42,316    $  15,021    $     505
                                           =========    =========    =========
Cash paid for income taxes                 $   1,641    $   2,406    $   1,423
                                           =========    =========    =========

Supplemental Schedule of Noncash Investing
  and Financing Activities:
Employee compensation and benefit plan
  transactions                             $     669    $   1,325    $   1,008
                                           =========    =========    =========

See notes to condensed financial statements.

SCHEDULE III


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)


NOTES TO CONDENSED FINANCIAL INFORMATION



1. Introduction and Basis of Presentation

   The condensed financial statements of SPS Transaction Services, Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of SPS Transaction Services, Inc. and subsidiaries (the "Company") and notes thereto found in pages 24-35 of the Company's 1996 Annual Report to Stockholders (the "Annual Report") and incorporated by reference.

   The Company is a 73.6% majority owned subsidiary of NOVUS Credit Services, Inc. ("NCSI"), which in turn is a wholly owned, direct subsidiary of Dean Witter, Discover & Co. ("DWD"). On March 1, 1993, DWD completed an initial public offering of 19.9% of its common stock reducing Sears, Roebuck and Co. ("Sears") ownership in DWD to 80.1%. On June 30, 1993, Sears divested its remaining ownership of DWD's common stock by means of a special dividend to Sears shareholders.

2. Dividends Received from Subsidiaries

   No dividends were received by the Company from its consolidated subsidiaries for the year ended December 31, 1996, however, the Company did receive dividends from its consolidated subsidiaries totaling $15.0 million and $14.8 million for the years ended December 31, 1995 and 1994, respectively.

3. Payment of Dividends

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

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
SPS Transaction Services, Inc.

We have audited the consolidated financial statements of SPS Transaction Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 18, 1997; such financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included Schedule III listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
Chicago, Illinois
February 18, 1997

Sequential
                                                                      Page
Exhibit       Description                                            Number
-------       -----------------------------------------------      ----------

3. Listing of Exhibits. The following exhibits are incorporated by reference or filed herewith:

3.1         Certificate of Incorporation of the Company
            (incorporated by reference from Exhibit 3.1 of the Company's Registration Statement No. 33-44937
            (the "1992 Registration Statement")).

3.2 By-laws of the Company (incorporated by reference from Exhibit 3.2 of the 1992 Registration Statement).

4.1         Form of certificate representing shares of Common
            Stock of the Company (incorporated by reference from Exhibit 4.1 of the 1992 Registration Statement).

10.1 Services Agreement for Systems Operations Services dated September 17, 1993, between SPS and Advantis (portions of which have been granted confidential treatment pursuant to an order of the Securities and Exchange Commission, which will remain in effect until December 31, 1998) (incorporated by reference from
            Exhibit 10.1 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993
            (the "1993 Form 10-K")).

10.2 Service Agreement dated as of February 1, 1994, and Amendment to the Service Agreement dated as of January 31, 1995, each between SPS and MountainWest (incorporated by reference from Exhibit 10.2 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (the "1994 Form 10-K")).

10.3        POS Debit Card Program Letter Agreement dated as of
            August 30, 1994, between SPS and Discover Card Services, Inc. ("Discover Card") (incorporated by reference from
            Exhibit 10.3 of the 1994 Form 10-K).

10.4 Management Services Agreement dated as of January 1, 1992, between the Company and NCSI (incorporated by reference from Exhibit 10.2 of the 1992 Registration Statement).

10.5*       Amendment to the Advantis/SPS Payment Systems, Inc.
            Master Agreement for Systems Operations Services effective March 13, 1997, between Advantis and SPS.

10.6 Third Amendment to Service Agreement made effective as of January 1, 1996, between SPS and MountainWest (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 (the "1996 Third Quarter Form 10-Q")).

10.7 Third-Party Processing and Cooperative Network Service Agreement made as of September 28, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.7 of the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (the "1992 Form 10-K")).

10.8 Terminal Service Agreement made as of January 1, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.6 of the 1992 Registration Statement).

10.9        Letter Agreement dated November 5, 1992, between
            SPS and Discover Card, amending the Terminal Service Agreement made as of January 1, 1992 (incorporated by reference from Exhibit 10.9 of the 1992 Form 10-K).

10.10 Amended and Restated Marketing Services Agreement dated as of January 1, 1996, between SPS and NCSI
            (incorporated by reference from Exhibit 10.2 of the 1996 Third Quarter Form 10-Q).

10.11 System Access Agreement entered into August 1, 1992, between SPS and Discover Card (incorporated by reference from Exhibit 10.11 of the 1992 Form 10-K).

10.12 Lease Agreement made February 1, 1993, between SPS and NCSI (incorporated by reference from Exhibit
            10.12 of the 1993 Form 10-K).

10.13 Assignment and Assumption of Lease dated as of December 31, 1993, between SPS and NCSI, and Office Lease Agreement made and entered into October 1, 1990, between NCSI and Price Development Company (incorporated by reference from Exhibit 10.13 of the 1993 Form 10-K).

10.14 Service Agreement dated as of January 1, 1988, between SPS and HSB (incorporated by reference from Exhibit
            10.12 of the 1992 Registration Statement).

10.15 Service Agreement dated as of November 1, 1990, between SPS and MountainWest (incorporated by reference from Exhibit 10.13 of the 1992 Registration Statement).

10.16 Registration Agreement made as of February 25, 1992, between the Company and NCSI (incorporated by reference from Exhibit 10.16 of the 1993 Form 10-K).

10.17 Letter Agreement dated as of September 1, 1995, between SPS and NOVUS Services, Inc. (successor in interest to Discover Card), amending the System Access Agreement entered into August 1, 1992, the Terminal Service Agreement made as of January 1, 1992, as amended, and the Third Party Processing and Cooperative Network Service Agreement made as of September 28, 1992 (incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995 (the "1995 Form 10-K")).

10.18       Third Amended and Restated Master Receivables
            Purchase Agreement dated as of July 19, 1995, and
            First Amendment to the Third Amended and Restated Master Receivables Purchase Agreement dated as of December
            15, 1995, each among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association
            (incorporated by reference from Exhibit 10.18 of the 1995 Form 10-K).

10.19 Assignment and Assumption Agreement dated as of July 19, 1995, among HSB, SPS, DWD, RPC, RCC and
            Bank of America National Trust and Savings Association (incorporated by reference from Exhibit 10.19 of the 1995 Form 10-K).

10.20 Credit Card Receivables Purchase Agreement dated as of December 30, 1992, among HSB, the Company, SPS, DWD, BCC and Westpac Banking Corporation (incorporated by reference from Exhibit 10.21 of the 1992 Form 10-K).

10.21 First Amendment to the Credit Card Receivables Purchase Agreement dated as of December 29, 1995, among HSB, the Company, SPS, DWD, BCC and Societe Generale (successor in interest to Westpac Banking Corporation) (incorporated by reference from Exhibit 10.21 of the 1995 Form 10-K).

10.22 Merchant Services Agreement made as of February 19, 1987, between HSB and Goodyear (incorporated by reference from Exhibit 10.17 of the 1992 Registration Statement).

10.23 Amendment to the Terminal Service Agreement dated as of July 1, 1993, between SPS and Discover Card
            (incorporated by reference from Exhibit 10.25 of the 1993 Form 10-K).

10.24 Form of Interest Rate and Currency Exchange Agreement between the Company and DWD or NCSI (incorporated by reference from Exhibit 10.26 of the 1993 Form 10-K).

10.25*      Second Amendment to Credit Card Receivables
            Purchase Agreement dated as of December 18, 1996, among BCC, Societe Generale, HSB, the Company, DWD and SPS.

10.26       First Amendment to Service Agreement made as of
            January 1, 1993, between SPS and MountainWest
            (incorporated by reference from Exhibit 10.28 of the 1992 Form 10-K).

10.27 Form of Cardholder Agreement (incorporated by reference from Exhibit 10.29 of the 1993 Form 10-K).

10.28 Amendment to the Merchant Services Agreement dated as of April 27, 1993, between HSB and Goodyear (portions of which have been granted confidential treatment pursuant to an order of the Securities and Exchange Commission which will remain in effect until June 14, 1999) (incorporated by reference from Exhibit 10.31 of the 1993 Form 10-K).

10.29#       Dean Witter, Discover & Co. Omnibus Equity
             Incentive Plan (incorporated by reference from Exhibit 4.1 of the DWD Registration Statement
             No. 33-63024 on Form S-8).

10.30#       Dean Witter, Discover & Co. 1994 Omnibus Equity
             Plan (incorporated by reference from Exhibit 10.52 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.31#       Dean Witter, Discover & Co. Employees Replacement
             Stock Plan (incorporated by reference from Exhibit
             4.2 of the DWD Registration Statement No. 33-63024 on Form S-8).

10.32#	       First Amendment to the Dean Witter, Discover & Co.
             Employees Replacement Stock Plan (adopted June 18,
             1993)(incorporated by reference from Exhibit
             10.1 of the DWD Current Report on Form 8-K dated
             November 18, 1993).

10.33 Form of Amended and Restated Borrowing Agreement between the Company and DWD (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended
             September 30, 1995 (the "1995 Third Quarter Form 10-Q")).

10.34 Amendment to the Facility Fee Letter Agreement dated as of May 3, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996
             (the "1996 First Quarter Form 10-Q")).

10.35 Facility Fee Letter Agreement between the Company and DWD (incorporated by reference from Exhibit
              10.3 of the 1995 Third Quarter Form 10-Q).

10.36#        SPS Transaction Services, Inc. Employee Stock
              Purchase Plan (amended and restated as of January 1, 1996) (incorporated by reference from Exhibit 10.36 of the 1995 Form 10-K).

10.37#	        SPS Transaction Services, Inc. Amended and
              Restated Formula Plan for Non-Affiliate Directors
              (incorporated by reference from Exhibit 10.38 of the 1992 Form 10-K).

10.38#	        SPS Transaction Services, Inc. Amended and
              Restated 1992 Employees Stock Plan (incorporated by reference from Exhibit 10.39 of the 1992 Form 10-K).

10.39#        SPS Transaction Services, Inc. 1995 Omnibus Equity
              Plan (incorporated by reference from Exhibit 10.40 of the 1994 Form 10-K).

10.40#        SPS Transaction Services, Inc. Amended and
              Restated Tax Deferred Equity Participation Plan
              (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement No. 333-412 on
              Form S-8).

10.41#	        NOVUS Credit Services Inc. Supplemental Retirement
              Income Plan, formerly known as the Sears Consumer Financial Corporation Supplemental Retirement Income Plan, effective as of January 1, 1989 (incorporated by reference from Exhibit 10.36 of the DWD Registration Statement No. 33-56104 on Form S-1).

10.42# Dean Witter, Discover & Co. Tax Deferred Equity Participation Plan (amended and restated
              October 21, 1994) (incorporated by reference from
              Exhibit 4.1 of the Post-Effective Amendment No. 1 to the DWD Registration Statement No. 33-82240 on Form S-8).

10.43 Sales Lead Letter Agreement dated January 26, 1995, between SPS and Discover Card (incorporated by reference from Exhibit 10.47 of the 1994 Form 10-K).

10.44 Amended and Restated Merchant Services Agreement made as of December 29, 1994, between HSB and Tandy
              (incorporated by reference from Exhibit 10.48 of the 1994 Form 10-K).

10.45 Purchase Agreement made as of December 30, 1994, among Tandy National Bank, Tandy Credit Corporation and HSB (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K dated December 30, 1994).

10.46 Acquisition Agreement dated as of January 18, 1995, as amended, among HSB, Tandy National Bank and Tandy Credit Corporation (incorporated by reference from Exhibit 2.1 of the Company's Current Report on Form 8-K dated March 30, 1995).

10.47 Agreement and Plan of Merger dated as of March 30, 1995, among HSB, Hurley Receivables Corporation, Tandy and Tandy Credit Corporation (incorporated by reference from Exhibit 2.2 of the Company's Current Report on Form 8-K dated March 30, 1995).

10.48 Assignment and Assumption Agreement dated as of March 30, 1995, between SPS Newco, Inc. and
              Tandy Receivables Corporation (incorporated by reference from Exhibit 2.3 of the Company's Current Report on Form 8-K dated March 30, 1995).

10.49*       Letter Amendment to Third Amended and Restated
             Master Receivables Purchase Agreement dated as of December 6, 1996 among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings
             Association.

10.50 Addendum to the Merchant Services Agreement dated as of April 1, 1994, between HSB and Goodyear
             (incorporated by reference from Exhibit 10.52 of the 1994 Form 10-K).

10.51        First Amendment to the Amended and Restated
             Borrowing Agreement dated as of May 3, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.1 of the 1996 First
             Quarter Form 10-Q).

10.52        Second Amendment to the Amended and Restated
             Borrowing Agreement dated as of September 30, 1996, between the Company and DWD (incorporated by reference from Exhibit 10.6 of the 1996 Third
             Quarter Form 10-Q).

10.53 Service Agreement dated as of September 1, 1996, between SPS and NOVUS Services, Inc.
             (incorporated by reference from Exhibit 10.3 of the 1996 Third Quarter Form 10-Q).

10.54* First Amendment to the Lease Agreement made on March 20, 1997, between NCSI and SPS.

10.55* Lease Agreement made as of January 1, 1997, between NCSI and SPS.

10.56# First Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted December 8, 1992)(incorporated by reference from
             Exhibit 10.41 of the DWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.57#       Second Amendment to the NOVUS Credit Services
             Inc. Supplemental Retirement Income Plan
             (adopted June 15, 1993) (incorporated by reference from Exhibit 10.42 of the DWD Annual Report on
             Form 10-K for the fiscal year ended
             December 31, 1993).

10.58#       Third Amendment to the NOVUS Credit Services Inc.
             Supplemental Retirement Income Plan (adopted
             February 13, 1995) (incorporated by reference from Exhibit 10.27 of the DWD Annual Report on
             Form 10-K for the fiscal year ended December 31, 1994).

13.1* Annual Report to Stockholders. Except for those portions expressly incorporated by reference herein, the 1996 Annual Report is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 22.1 of the 1992 Form 10-K).

23.1*        Independent Auditors' Consent.

24.1*        Powers of Attorney.

27.0*        Financial Data Schedule.

* Filed herewith.
# Management contract or compensatory plan or arrangement.