Form 10-Q
period 1997-03-31
SPS TRANSACTION SERVICES INC
filed 1997-05-15
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1997

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

As of April 30, 1997, the Registrant had 27,205,109 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 16 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                    March 31,      December 31,
                                                       1997           1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   19,552     $   15,205
  Investments held to maturity - at amortized cost       55,759         41,675
  Credit card loans                                   1,498,421      1,637,507
  Allowance for loan losses                             (84,394)       (88,397)
                                                     ----------     ----------
    Credit card loans, net                            1,414,027      1,549,110
  Accrued interest receivable                            19,270         21,141
  Accounts receivable                                    35,369         42,202
  Due from affiliated companies                           3,967          9,900
  Premises and equipment, net                            26,241         25,294
  Deferred income taxes                                  37,272         38,266
  Prepaid expenses and other assets                      17,060         17,992
                                                     ----------     ----------
TOTAL ASSETS                                         $1,628,517     $1,760,785
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    4,353     $    9,012
    Interest-bearing                                    474,188        454,423
                                                     ----------     ----------
  Total deposits                                        478,541        463,435
  Accounts payable, accrued expenses and other           51,486         50,019
  Income taxes payable                                   12,177         17,756
  Due to affiliated companies                           831,706        982,547
  Accrued recourse obligation                            22,636         22,636
                                                     ----------     ----------
    Total liabilities                                 1,396,546      1,536,393
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,252,659 and
    27,242,207 shares issued; 27,202,273 and
    27,187,462 shares outstanding at March 31, 1997
    and December 31, 1996, respectively                     273            272
  Capital in excess of par value                         81,247         81,096
  Retained earnings                                     151,736        144,345
  Common stock held in treasury, at cost, $.01
    par value, 50,386 and 54,745 shares at March 31,
    1997 and December 31, 1996, respectively             (1,242)        (1,312)
  Stock compensation plan                                   483            453
  Employee stock benefit trust                             (483)          (413)
  Unearned stock compensation                               (43)           (49)
                                                     ----------     ----------
    Total stockholders' equity                          231,971        224,392
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,628,517     $1,760,785
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                             1997        1996
                                                            -------    -------
                                                               (Unaudited)
Processing and service revenues                             $75,309    $74,330
Merchant discount revenue                                     3,138      7,844
                                                            -------    -------
                                                             78,447     82,174

Interest revenue                                             64,076     55,952
Interest expense                                             20,382     22,643
                                                            -------    -------
  Net interest income                                        43,694     33,309
Provision for loan losses                                    31,711     26,472
                                                            -------    -------
  Net credit income                                          11,983      6,837
                                                            -------    -------

Net operating revenues                                       90,430     89,011

Salaries and employee benefits                               29,523     24,200
Processing and service expenses                              28,327     26,671
Other expenses                                               20,541     20,341
                                                            -------    -------
  Total operating expenses                                   78,391     71,212
                                                            -------    -------

Income before income taxes                                   12,039     17,799
Income tax expense                                            4,648      6,764
                                                            -------    -------
Net income                                                  $ 7,391    $11,035
                                                            =======    =======

Net Income per Common Share                                 $  0.27    $  0.41
                                                            =======    =======

Weighted Average Common Shares
  Outstanding                                                27,197     27,117


See notes to unaudited consolidated financial statements.



SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In Thousands)

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1997          1996
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  7,391     $ 11,035
  Adjustments to reconcile net income to
    net cash flows from operating activities
  Depreciation and amortization                             3,294        3,467
  Imputed interest on notes payable                            --           15
  Provision for loan losses                                31,711       26,472
  Deferred income taxes                                       994       (1,363)
  (Increase) decrease in operating assets:
  Cash and due from banks - restricted                         --       29,000
  Amounts due from affiliated companies                     5,933       (5,198)
  Accrued interest receivable and accounts receivable       8,704          922
  Prepaid expenses and other assets                           677          425
  Increase (decrease) in operating liabilities:
  Accounts payable, accrued expenses and other              1,584       (5,861)
  Income taxes payable                                     (5,579)       3,919
  Due to affiliated companies                               2,743        7,163
  Accrued recourse obligation                                  --         (410)
                                                         --------      -------
    Net cash from operating activities                     57,452       69,586
                                                         --------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases                (56,084)     (52,746)
  Investments held to maturity - maturities                42,000       47,750
  Net principal collected (disbursed) on credit
    card portfolios                                       101,905      (15,934)
Purchases of premises and equipment, net                   (2,519)      (1,905)
                                                         --------     --------
    Net cash from investing activities                     85,302      (22,835)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (4,659)      (3,849)
  Net increase in interest-bearing deposits                19,765       14,052
  Due to affiliated companies                            (153,584)     (49,289)
  Repayment of notes payable                                   --       (2,110)
  Proceeds from exercise of stock options                       1          411
  Change in treasury stock, net                                70          925
                                                         --------     --------
    Net cash from financing activities                   (138,407)     (39,860)
                                                         --------     --------

Increase in cash and due from banks                         4,347        6,891
Cash and due from banks, beginning of period               15,205        8,879
                                                         --------     --------
Cash and due from banks, end of period                   $ 19,552     $ 15,770
                                                         ========     ========



See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED MARCH 31, 1997 AND 1996
-------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and its subsidiaries. The Company is a 73.6% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Dean Witter, Discover & Co. ("DWD").

  On February 5, 1997, DWD and Morgan Stanley Group Inc. announced a definitive agreement to merge. The new company will be named Morgan Stanley, Dean Witter, Discover & Co. The transaction, which is expected to be completed by mid-1997, is subject to certain regulatory approvals and the approval of shareholders of both companies.

  The Company provides a range of technology outsourcing services including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the United States. SPS Payment Systems, Inc. ("SPS"), a wholly owned subsidiary of the Company, is incorporated in the State of Delaware. Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, is chartered as a bank by the State of South Dakota and is a member of the Federal Deposit Insurance Corporation.

  The Consolidated Balance Sheet as of March 31, 1997, and the Consolidated Statements of Income and Cash Flows for the three months ended March 31, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current presentation. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements. Actual results could differ from these estimates.

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


B.  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers of financial assets made after December 31, 1996, except for transfers of certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of SFAS No. 125 had no material effect on the Company's financial position or results of operations.

  The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 maintains the current EPS category of net income per common share with "basic" EPS, which similarly reflects no dilution from common stock equivalents, and requires "diluted" EPS which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. For the three months ended March 31, 1997, both basic and diluted EPS would have been $0.27. For the three months ended March 31, 1996, basic EPS would have been $0.41, while diluted EPS would have been $0.40.


C.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              (In Thousands)
                                                             1997        1996
                                                            -------    -------
Balance, beginning of period                                $88,397    $63,704
Additions:
  Provision for loan losses                                  31,711     26,472

Deductions:
  Charge-offs                                               (41,361)   (30,646)
  Less: recoveries                                            5,647      6,722
                                                            -------    -------
  Net charge-offs                                           (35,714)   (23,924)
                                                            -------    -------
Balance, end of period                                      $84,394    $66,252
                                                            =======    =======

  At March 31, 1997, there were $74.2 million in loans past due 30 days through 89 days, and $56.8 million in loans past due 90 days through 179 days.

  Credit card loans were reduced by $580.0 million at both March 31, 1997 and 1996, due to the sale with limited recourse of such loans through securitization transactions. The accrued recourse obligation related to securitized loans was $22.6 million and $26.7 million at March 31, 1997 and 1996, respectively.

 Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

  The Company's net operating revenues consist of processing and service revenues, merchant discount revenue and net credit income, which are derived as a result of its four principal business services: Network Transaction Services, TeleServices, Commercial Accounts Processing and Consumer Credit Card Services.

  Processing and service revenues consist of four components (as described below): Transaction processing services, Managed programs, HSB programs and Servicing fees on securitized loans.

  Transaction processing services include revenues received as a result of TeleServices and Network Transaction Services such as electronic transaction processing, the sale and servicing of point-of-sale terminals, and a System Access Agreement with NOVUS Services, Inc., an affiliated company. Revenues from Network Transaction Services typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount. Revenues from TeleServices typically are based upon the number and type of customer contacts processed through service activities such as customer billing inquiries, dispatch services, technical help-desk inquiries and catalog order processing.

  Managed programs includes revenues received as a result of Commercial Account Processing and those Consumer Credit Card Services which the Company administers, but for which it does not act as the card issuer or own the credit card loans. Managed Program revenues are derived from fees based on the volume of the services provided and on services provided in the administration of credit life insurance programs.

  HSB programs refers to those Consumer Credit Card Services for which the Company issues the credit card on behalf of the client and owns the credit card loans that are generated through the use of the card. The revenues derived from the administration of HSB programs that are included as part of processing and service revenues primarily consist of late fees.

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

  Merchant discount revenue is derived from the Company's owned Consumer Credit Card Services, portions of which are currently deferred and amortized to interest revenue. Generally, credit card sales are subject to a discount charged to the merchant based upon contractual percentages. This percentage varies by portfolio and by the type of credit plan offered.

  Interest revenue represents finance charges derived from owned Consumer Credit Card Services, investment interest and the amortization of deferred merchant discount revenue. Net credit income is calculated by subtracting interest expense and the provision for loan losses from interest revenue.

Recent Events

  On May 9, 1997, the Company announced that Thomas C. Schneider, 59, has been elected Chairman of the Board of Directors. Schneider succeeds Philip J. Purcell, who will remain on the Company's Board.

  Schneider has served as Chief Financial Officer and a Director of the Company since its formation in 1992. He will continue in his role as CFO. He is also Executive Vice President and Chief Financial Officer of Dean Witter, Discover & Co. When the proposed merger of DWD and Morgan Stanley Group Inc. is completed, Schneider will be Chief Strategic and Administrative Officer of the new company, Morgan Stanley, Dean Witter, Discover & Co.

  Robert L. Wieseneck, SPS President and Chief Executive Officer, also announced changes in responsibilities for several of the Company's officers designed to define business unit accountability.

  Robert W. Archer, formerly Senior Vice President, Sales, was named Senior Vice President, Sales and Operations and will assume added management responsibility for all SPS operations centers.

  Richard F. Atkinson, formerly Senior Vice President, Operations, was named Senior Vice President, Consumer Credit Card Services and Serge Uccetta, formerly Vice President, Card Services, was named Vice President, Commercial Accounts Services, giving each accountability for the performance of those respective businesses.

  David J. Peterson was promoted to the new position, Senior Vice President, Commercial Technology Services. He will add responsibility for TeleServices and the Company's subsidiaries Med-Link Technologies, Inc. and Ruf Corporation to his current Network Transaction Services and Corporate Development duties.

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

                                                           Three Months Ended
                                                                March 31,
                                                            Period-to-Period
                                                         ---------------------
                                                          1997    1996  Change
                                                         ------  ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues                          83.3%  83.5%   1.3%
  Merchant discount revenue                                 3.4    8.8  (60.0)
  Net credit income                                        13.3    7.7   75.3
                                                          -----  -----
                                                          100.0  100.0    1.6

  OPERATING EXPENSES:
  Salaries and employee benefits                           32.7   27.2   22.0
  Processing and service expenses                          31.3   30.0    6.2
  Other expenses                                           22.7   22.8    1.0
                                                          -----  -----
                                                           86.7   80.0   10.1

  Income before income taxes                               13.3   20.0  (32.4)
  Income tax expense                                        5.1    7.6  (31.3)
                                                          -----  -----

  Net income                                                8.2%  12.4% (33.0)%
                                                          =====  =====

  Net income for the three months ended March 31, 1997 was $7.4 million, a decrease of $3.6 million, or 33.0%, over the same period a year ago. Net income per common share for the three month period was $0.27, compared to $0.41 in the prior year's first quarter.

  Net operating revenues for the first quarter of 1997 grew to $90.4 million, an increase of 1.6% over the same period last year. The increase in net operating revenues resulted primarily from an increase in net interest income and processing and service revenues partially offset by an increase in provision for loan losses expense and a decrease in merchant discount revenue.

  Processing and service revenues increased 1.3% to $75.3 million for the three months ended March 31, 1997, as compared to $74.3 million for the same period last year. Processing and service revenues, representing 83.3% and 83.5% of net operating revenues for the three months ended March 31, 1997 and 1996, respectively, consisted of the following:

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                (In Thousands)
                                                               1997       1996
                                                             -------    -------
                                                                 (Unaudited)
  Transaction processing services                            $24,462    $21,434
  Managed programs                                            23,395     23,121
  HSB programs                                                14,019     11,640
  Servicing fees on securitized loans                         13,433     18,135
                                                             -------    -------
                                                             $75,309    $74,330
                                                             =======    =======


SUPPLEMENTAL INFORMATION
Components of Servicing Fees on Securitized Loans

                                                             Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                (In Thousands)
                                                               1997       1996
                                                             -------    -------
                                                                 (Unaudited)
  Processing and service revenues                            $ 4,529   $ 3,634
  Merchant discount revenue                                    1,121     1,066
  Interest revenue                                            28,071    30,283
  Interest expense                                            (8,154)   (8,479)
  Provision for loan losses                                  (12,134)   (8,369)
                                                             -------   -------
  Servicing Fees on Securitized Loans                        $13,433   $18,135
                                                             =======   =======

  The increase in revenues from transaction processing services resulted primarily from the addition of new clients and increased revenue per customer contact processed in our TeleServices business as well as increased revenues from the sale and servicing of point-of-sale terminals and a higher volume of Network Transaction Services point-of-sale transactions processed. The number of TeleServices customer contacts processed totaled 2.4 million, down 7.7% from
2.6 million in the same period in 1996. However, the decrease in the number of customer contacts was offset by an increase in revenues per customer contact processed. For the three months ended March 31, 1997, the number of point-of-sale transactions processed totaled 101.9 million, up 4.8% from 97.2 million in the same period in 1996. The increase in revenues from Managed programs resulted primarily from an increase in the volume of Commercial Account Processing Services provided, offset by a decrease in credit life insurance program revenues. The increase in revenues from HSB programs was due to an increase in late fee revenue resulting from a higher level of credit card loan delinquencies, coupled with changes in late fee terms initiated in 1996. The decrease in servicing fees on securitized loans was due primarily to a higher rate of credit losses on securitized loans.

  Merchant discount revenue decreased 60.0% to $3.1 million for the three months ended March 31, 1997, as compared to $7.8 million for the same period last year. The decrease in merchant discount revenue resulted from decreased sales activity and from the deferral of $2.3 million of merchant discount revenues in the first quarter of 1997 related to interest deferred promotional payment plans. As of March 31, 1997, $5.9 million of merchant discount revenue has been deferred which will be amortized and recognized as interest income over the life of the promotional payment plans. Merchant discount revenue was 3.4% and 8.8% of net operating revenues for the three months ended March 31, 1997 and 1996, respectively.

  For the three months ended March 31, 1997, net credit income increased 75.3% to $12.0 million from the same period a year ago as a result of higher net interest income partially offset by an increase in the provision for loan losses. The increase in interest revenue resulted primarily from the amortization of $5.7 million of deferred merchant discount revenue into interest income during the first quarter of 1997 related to interest-deferred promotional payment plans and an increase in the yield on credit card loans due in part to performance-based pricing initiatives implemented in 1996, partially offset by higher charge-offs of interest revenue. The decrease in interest expense was due to a decrease in average borrowings due to a decrease in credit card loans, coupled with lower interest rates on borrowings. The increase in the provision for loan losses is attributable to an increase in the net charge-off rate, partially offset by a decline in the amount of credit card loans outstanding resulting from post-holiday paydowns during the first quarter of 1997 and from the Company's portfolio improvement program designed to limit the Company's exposure to higher risk accounts. Net charge-offs as a percentage of average credit card loans on an owned basis increased to 9.09% in the first quarter of 1997 from 6.35% in the first quarter of 1996, however, the

Company did experience a sequential decline in delinquency rates from December 31, 1996 to March 31, 1997. The industry-wide trend of increasing credit loss rates, which the Company believes is related to increased consumer debt levels and bankruptcy rates, contributed to the increase in the Company's net charge-off rate. The Company believes that this industry-wide trend may continue and that the Company could experience a higher net charge-off rate for the full year 1997 as compared to 1996. In 1996, the Company took corrective measures to reduce future charge-offs by implementing a portfolio improvement program that analyzes credit risk and credit behavior scores for existing accounts, taking into consideration their current financial condition; re-scoring existing accounts and reducing credit lines or closing accounts as appropriate; accelerating the development schedule for new credit scoring models; and increasing collection efforts by adding collectors, expanding call hours, and identifying high-risk accounts to accelerate contacts. To help mitigate the impact of higher charge-offs, the Company has also instituted changes in cardholder terms and has instituted the implementation of certain client pricing revisions, including those for promotional programs. The Company believes these actions, along with other operational changes, will have an increasingly positive impact over time and will serve to moderate the effects of a difficult credit environment.

  The Company's expectations about future charge-off rates and portfolio improvements are subject to uncertainties that could cause actual results to differ materially from the Company's expectations, as described above. Factors that influence the level and direction of credit card loan delinquencies and charge-offs include changes in consumer loan payment patterns, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  For the three months ended March 31, 1997, total operating expenses of $78.4 million represented an increase of 10.1% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 86.7% for the three months ended March 31, 1997, as compared to 80.0% for the same period a year ago.

  For the three months ended March 31, 1997, salaries and employee benefits totaled $29.5 million, an increase of 22.0% from $24.2 million from the same period a year ago. The Company added approximately 856 additional full-time equivalent employees since March 31, 1996. Nearly all of these new employees were assigned to field processing facilities to address increased collection efforts and to provide for increased TeleServices training and activities.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended March 31, 1997, such expenses rose to $28.3 million, or 6.2% on a period-to-period basis. The increase in processing and service expenses resulted from a higher volume of transactions processed and increased expenses associated with private label services and TeleServices. Processing and service expenses as a percentage of net operating revenues increased to 31.3% for the three months ended March 31, 1997, as compared to 30.0% for the comparable prior year period.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended March 31, 1997 and 1996, other expenses totaled $20.5 million and $20.3 million, respectively. The slight increase in other expenses resulted from increased collection expenses, administrative expenses and occupancy expenses, offset by decreased merchant marketing incentives expense. Other expenses were 22.7% and 22.8% of net operating revenues for the three months ended March 31, 1997 and 1996, respectively.

  The table below sets forth owned credit card loan net charge-off and loan delinquency information with supplemental total loan information regarding the Company's credit card loan portfolio as of and for the year-to-date periods indicated.

                              March 31, 1997          March 31, 1996         December 31, 1996
                            ----------------------------------------------------------------------
                                             Total                  Total                    Total
                                 Owned       Loans*     Owned       Loans*      Owned        Loans*
                                 -----       -----      -----       -----       -----        -----
Dollars in Thousands                  (Unaudited)           (Unaudited)
Average credit card loans   $1,593,771  $2,173,771  $1,633,261  $2,221,466  $1,512,986  $2,095,026
Period-end credit card
loans                       $1,498,421  $2,078,421  $1,611,376  $2,191,376  $1,637,507  $2,217,507

Net charge-offs as a % of
average credit card loans         9.09%       8.93%       6.35%       6.26%       7.82%      7.66%

Accruing loans contractually
past due as to principal and
interest payments
  30-89 days                      4.95%       4.71%       5.05%       4.81%       4.97%      4.88%
  90-179 days                     3.79%       3.61%       3.10%       3.01%       4.15%      3.89%

* Total loans represents both owned and securitized credit card loans.

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

  HSB administers a certificate of deposit program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of DWD, and generally have a maturity of two to 10 years.
As of March 31, 1997, CDs outstanding were $474.2 million, of which institutional CDs represented $221.0 million and retail CDs represented $253.2 million.

  HSB maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at March 31, 1997, outstanding loans sold under such program were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at March 31, 1997, outstanding loans sold under such program were $300.0 million. At March 31, 1997, $580.0 million or 27.9% of the HSB Program loans had been sold through loan securitizations.

  The RCC loan securitization program, which was scheduled to expire in April 1997, has been amended so that it now expires June 30, 1997. In April 1997 the then expiring BCC program agreement was amended and restated. The amended and restated agreement with BCC includes the elimination of the DWD guarantee (which provided credit support in the transaction) and its replacement with a funded cash account. Funding for this cash account will initially be provided by a special purpose corporation established as a subsidiary of the Company. This updated BCC facility is scheduled to expire in April 1998. The Company expects to renew or replace these facilities on or prior to their expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to RCC and BCC following the expiration dates of the programs will be paid to RCC or to BCC, as applicable, and the interests of RCC and of BCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after the applicable program's expiration date would remain on the Company's consolidated balance sheet.

  The Company has an Amended and Restated Borrowing Agreement (as amended, the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement"), with DWD, pursuant to which DWD has agreed to provide financing to the Company. DWD and the Company have agreed in principle to extend the term of the Borrowing Agreement to April 11, 1998 and to reduce the maximum amount available under the Borrowing Agreement to $1.2 billion from $1.25 billion. At April 30, 1997, the Company had $812.8 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with DWD.

  Cash flows from operating activities resulted in net proceeds of cash of $57.5 million and $69.6 million for the three months ended March 31, 1997 and 1996, respectively.

  Cash flows from investing activities for the three months ended March 31, 1997 resulted in net proceeds of cash of $85.3 million, primarily consisting of net principal collected on credit card loans, representing the difference between sales made using the cards and payments received from cardholders ($101.9 million), partially offset by investments in short-term U.S. Treasury bills resulting in net uses of cash ($14.1 million). Cash flows from investing activities for the three months ended March 31, 1996 resulted in net uses of cash of $22.8 million, primarily consisting of net principal disbursed on credit card loans ($15.9 million) and from investments in short-term U.S. Treasury bills resulting in net uses of cash of $5.0 million.

  Cash flows from financing activities for the three months ended March 31, 1997 resulted in net uses of cash of $138.4 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($153.6 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($19.8 million). Cash flows from financing activities for the three months ended March 31, 1996 resulted in net uses of cash of $39.9 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($49.3 million) and from final payments made on short-term notes payable with Tandy Corporation ($2.1 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($14.1 million). At March 31, 1997 and 1996, the Company had cash and cash equivalents of $19.6 million and $15.8 million, respectively.

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $460.8 million and $746.3 million at March 31, 1997 and 1996, respectively.

  At March 31, 1997 and 1996, the Company had $10.0 million and $40.0 million of interest rate cap agreements, respectively. At March 31, 1997, the current variable rates on all interest rate cap agreements exceeded the specified cap rates.

  At March 31, 1997 and 1996, the Company's interest rate swap agreements had maturities ranging from October 1997 to December 2000 and from December 1996 to December 2000, respectively. At March 31, 1997, the Company's interest rate cap agreement had a maturity of September 1997. At March 31, 1996, the Company's interest rate cap agreements had maturities ranging from February 1997 to September 1997, respectively.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

  In the normal course of business, the Company is involved in litigation incidental to the business. The consequences of these matters are not presently determinable but, in the opinion of management after consultation with counsel, the ultimate liability, if any, will not have a material adverse effect on the consolidated results of operations or financial position of the Company.

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

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    10.1 Third Amendment to the Amended and Restated Borrowing Agreement dated as of January 31, 1997, between the Company and DWD.

    10.2 Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1997, among HSB, the Company, SPS, DWD and Societe Generale.

    27.0 Financial Data Schedule

(b) Reports on Form 8-K.

      A Current Report on form 8-K, dated May 8, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's new Chairman and organizational changes.

  A Current Report on form 8-K, dated January 23, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's fourth quarter earnings release.

  A Current Report on form 8-K, dated April 15, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's first quarter earnings release.

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




Date:  May 13, 1997                 By:/s/ Russell J. Bonaguidi
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

 10.1      Third Amendment to the Amended and Restated
           Borrowing Agreement dated as of January 31, 1997, between the Company and DWD.

 10.2 Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1997, among HSB, the Company, SPS, DWD and Societe Generale.

 27.0      Financial Data Schedule