Form 10-Q
period 1997-06-30
SPS TRANSACTION SERVICES INC
filed 1997-08-14
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1997

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

As of July 31, 1997, the Registrant had 27,215,136 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 17 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In Thousands, Except Share Data)

                                                     June 30,      December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   25,112     $   15,205
  Investments held to maturity - at amortized cost       49,507         41,675
  Credit card loans                                   1,338,600      1,637,507
  Allowance for loan losses                             (79,120)       (88,397)
                                                     ----------     ----------
    Credit card loans, net                            1,259,480      1,549,110
  Accrued interest receivable                            20,349         21,141
  Accounts receivable                                    32,786         42,202
  Due from affiliated companies                           7,495          9,900
  Amounts due from asset securitizations                 56,915             --
  Premises and equipment, net                            26,732         25,294
  Deferred income taxes                                  33,463         38,266
  Prepaid expenses and other assets                      15,007         17,992
                                                     ----------     ----------
TOTAL ASSETS                                         $1,526,846     $1,760,785
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    3,884     $    9,012
    Interest-bearing                                    490,180        454,423
                                                     ----------     ----------
  Total deposits                                        494,064        463,435
  Accounts payable, accrued expenses and other           48,817         50,019
  Income taxes payable                                    8,034         17,756
  Due to affiliated companies                           712,194        982,547
  Accrued recourse obligation                            22,636         22,636
                                                     ----------     ----------
    Total liabilities                                 1,285,745      1,536,393
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,262,894 and
    27,242,207 shares issued; 27,212,508 and
    27,187,462 shares outstanding at June 30, 1997
    and December 31, 1996, respectively                     273            272
  Capital in excess of par value                         81,381         81,096
  Retained earnings                                     160,720        144,345
  Common stock held in treasury, at cost, $.01
    par value, 50,386 and 54,745 shares at June 30,
    1997 and December 31, 1996, respectively             (1,242)        (1,312)
  Stock compensation plan                                   483            453
  Employee stock benefit trust                             (483)          (413)
  Unearned stock compensation                               (31)           (49)
                                                     ----------     ----------
    Total stockholders' equity                          241,101        224,392
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,526,846     $1,760,785
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)

                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------     -------------------
                                     1997        1996        1997       1996
                                    -------    -------     --------   --------
                                        (Unaudited)            (Unaudited)
Processing and service revenues     $67,264    $64,766     $142,573   $139,096
Merchant discount revenue             3,678      7,375        6,816     15,219
                                    -------    -------     --------   --------
                                     70,942     72,141      149,389    154,315

Interest revenue                     62,401     56,194      126,477    112,146
Interest expense                     19,444     18,943       39,826     41,586
                                    -------    -------     --------   --------
  Net interest income                42,957     37,251       86,651     70,560
Provision for loan losses            26,082     26,096       57,793     52,568
                                    -------    -------     --------   --------
  Net credit income                  16,875     11,155       28,858     17,992
                                    -------    -------     --------   --------

Net operating revenues               87,817     83,296      178,247    172,307

Salaries and employee benefits       28,274     24,471       57,797     48,671
Processing and service expenses      24,369     26,836       52,696     53,507
Other expenses                       20,543     21,353       41,084     41,694
                                    -------    -------     --------   --------
  Total operating expenses           73,186     72,660      151,577    143,872
                                    -------    -------     --------   --------

Income before income taxes           14,631     10,636       26,670     28,435
Income tax expense                    5,647      4,043       10,295     10,807
                                    -------    -------     --------   --------
Net income                          $ 8,984    $ 6,593     $ 16,375   $ 17,628
                                    =======    =======     ========   ========

Net income per common share         $  0.33    $  0.24     $   0.60   $   0.65
                                    =======    =======     ========   ========

Weighted average common shares
  outstanding                        27,209     27,183       27,203     27,150

See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 16,375     $ 17,628
  Adjustments to reconcile net income to
    net cash flows from operating activities
  Depreciation and amortization                             6,735        7,046
  Imputed interest on notes payable                            --           15
  Provision for loan losses                                57,793       52,568
  Deferred income taxes                                     4,803         (231)
  (Increase) decrease in operating assets:
  Cash and due from banks - restricted                         --       29,000
  Amounts due from affiliated companies                     2,405        1,215
  Accrued interest receivable and accounts receivable      10,208        1,445
  Amounts due from asset securitizations                  (56,915)          --
  Prepaid expenses and other assets                         2,392        1,373
  Increase (decrease) in operating liabilities:
  Accounts payable, accrued expenses and other               (963)      (5,298)
  Income taxes payable                                     (9,722)      (8,504)
  Due to affiliated companies                               5,069        6,339
  Accrued recourse obligation                                  --         (505)
                                                         --------     --------
    Net cash from operating activities                     38,180      102,091
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases               (105,932)    (181,564)
  Investments held to maturity - maturities                98,100      176,600
  Net principal collected on credit card portfolios       228,904        6,503
  Proceeds from sale of credit card loan                       --      138,861
  Purchases of premises and equipment, net                 (4,647)      (4,432)
                                                         --------     --------
    Net cash from investing activities                    216,425      135,968
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (5,128)      (7,368)
  Net increase in interest-bearing deposits                35,757       39,595
  Due to affiliated companies                            (275,422)    (269,122)
  Repayment of notes payable                                   --       (2,110)
  Proceeds from exercise of stock options                      25          590
  Change in treasury stock, net                                70          925
                                                         --------     --------
    Net cash from financing activities                   (244,698)    (237,490)
                                                         --------     --------

Increase in cash and due from banks                         9,907          569
Cash and due from banks, beginning of period               15,205        8,879
                                                         --------     --------
Cash and due from banks, end of period                   $ 25,112     $  9,448
                                                         ========     ========


See notes to unaudited consolidated financial statements.

SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and its subsidiaries. The Company is a 73.5% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

  On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. At that time Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

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

  The Consolidated Balance Sheet as of June 30, 1997, and the Consolidated Statements of Income for the three and six months ended June 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current presentation. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1996 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


B.  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which is effective for transfers of financial assets made after December 31, 1996, except for certain financial assets for which the effective date has been delayed for one year. SFAS No. 125 provides financial reporting standards for the derecognition and recognition of financial assets, including the distinction between transfers of financial assets which should be recorded as sales and those which should be recorded as secured borrowings. The adoption of the enacted provisions of SFAS No. 125 had no material effect on the Company's financial position or results of operations.

  The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings per Share" ("EPS"), effective for periods ending after December 15, 1997, with restatement required for all prior periods. SFAS No. 128 maintains the current EPS category of net income per common share with "basic" EPS, which similarly reflects no dilution from common stock equivalents, and requires "diluted" EPS which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. The adoption of SFAS No. 128 would not have had, and is not expected to have, a material effect on the Company's EPS calculation.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements, which are effective for fiscal years beginning after December 15, 1997, establish standards for the reporting and display of comprehensive income and disclosure requirements related to segments.

C.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        (In Thousands)        (In Thousands)
                                        1997       1996       1997       1996
                                      -------    -------    -------    -------
Balance, beginning of period          $84,394    $66,252    $88,397    $63,704
Additions:
  Provision for loan losses            26,082     26,096     57,793     52,568

Deductions:
  Charge-offs                         (37,406)   (32,335)   (78,767)   (62,981)
  Less: recoveries                      6,050      5,291     11,697     12,013
                                      -------    -------    -------    -------
  Net charge-offs                     (31,356)   (27,044)   (67,070)   (50,968)
                                      -------    -------    -------    -------
Balance, end of period                $79,120    $65,304    $79,120    $65,304
                                      =======    =======    =======    =======

  At June 30, 1997, there were $71.9 million in loans past due 30 days through 89 days, and $54.1 million in loans past due 90 days through 179 days.

  Credit card loans were reduced by $580.0 million at both June 30, 1997 and 1996, due to the sale with limited recourse of such loans through securitization transactions. The accrued recourse obligation related to securitized loans was $22.6 million and $26.6 million at June 30, 1997 and 1996, respectively.

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

  Transaction processing services include revenues received as a result of TeleServices and Network Transaction Services such as call center processing, electronic transaction processing, the sale and servicing of point-of-sale terminals, and a System Access Agreement with NOVUS Services, Inc., an affiliated company. Revenues from Network Transaction Services typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount. Revenues from TeleServices typically are based upon the number, type and length of customer contacts processed through service activities such as technical help-desk inquiries, customer billing inquiries, dispatch services and catalog order processing.

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

Recent Events

  On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. At that time Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

  On May 9, 1997, the Company announced that Thomas C. Schneider, 59, has been elected Chairman of the Board of Directors. Mr. Schneider succeeds Philip J. Purcell, Chairman and CEO of our majority-owner, MSDWD. Mr. Purcell will remain on the Company's Board. Mr. Schneider has served as Chief Financial Officer and a Director of the Company since its formation in 1992. He will continue in his role as CFO. Prior to the MSDWD merger, he was Executive Vice President and Chief Financial Officer of Dean Witter, Discover & Co. As a result of the MSDWD merger, Mr. Schneider is the Chief Strategic and Administrative Officer of MSDWD.

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

  David J. Peterson was promoted to the new position, Senior Vice President, Commercial Technology Services. He will add responsibility for TeleServices and the Company's subsidiaries Med-Link Technologies, Inc. and Ruf Corporation to his current Network Transaction Services duties.

  On July 15, 1997, the Company announced receipt of notice of termination of its System Access Agreement with NOVUS Services, Inc., an affiliate company. The agreement will continue under current terms until July 31, 2000. For the years ended December 31, 1995 and 1996, and for the six months ended June 30, 1997, fees received under this licensing agreement have totaled $8.0 million, $8.0 million and $4.0 million, respectively. The Company believes that termination of this agreement on July 31, 2000 will not have a material adverse effect on the Company's financial position or results of operations.

The following table presents, for the periods indicated, the percentage relationship that certain statement of income items bear to net operating revenues and the period-to-period percentage dollar increase or decrease in each item.

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     Period-to-period       Period-to-Period
                                   --------------------   --------------------
                                    1997   1996  Change    1997   1996  Change
                                   ------ ------ ------   ------ ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues   76.6%  77.8%   3.9%    80.0%  80.7%   2.5%
  Merchant discount revenue          4.2    8.8  (50.1)     3.8    8.9  (55.2)
  Net credit income                 19.2   13.4   51.3     16.2   10.4   60.4
                                   -----  -----           -----  -----
                                   100.0  100.0    5.4    100.0  100.0    3.4
  OPERATING EXPENSES:
  Salaries and employee benefits    32.2   29.4   15.5     32.4   28.2   18.8
  Processing and service expenses   27.7   32.2   (9.2)    29.6   31.1   (1.5)
  Other expenses                    23.4   25.6   (3.8)    23.0   24.2   (1.5)
                                   -----  -----           -----  -----
                                    83.3   87.2    0.7     85.0   83.5    5.4

  Income before income taxes        16.7   12.8   37.6     15.0   16.5   (6.2)
  Income tax expense                 6.5    4.9   39.7      5.8    6.3   (4.7)
                                   -----  -----           -----  -----

  Net income                        10.2%   7.9%  36.3%    9.2%  10.2%  (7.1)%
                                   =====  =====           =====  =====

  Net income for the three months ended June 30, 1997 was $9.0 million, an increase of $2.4 million, or 36.3%, over the same period a year ago. Net income per common share for the three month period was $0.33, compared to $0.24 in the prior year's second quarter. Net income for the six months ended June 30, 1997 was $16.4 million, a decrease of $1.3 million, or 7.1%, over the same period a year ago. Net income per common share for the six month period was $0.60, compared to $0.65 for the same period a year ago.

  Net operating revenues for the second quarter of 1997 grew to $87.8 million, an increase of 5.4% over the same period last year. Net operating revenues for the six months ended June 30, 1997, were $178.2 million, an increase of 3.4% over the same period last year. The increase in net operating revenues for both periods resulted primarily from an increase in net credit income and processing and service revenues partially offset by a decrease in merchant discount revenue.

  Processing and service revenues increased 3.9% to $67.3 million for the three months ended June 30, 1997, as compared to $64.8 million for the same period last year. For the six months ended June 30, 1997, processing and service revenues increased 2.5% to $142.6 million as compared to $139.1 million for the same period last year. Processing and service revenues represented 76.6% and 77.8% of net operating revenues for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, processing and service revenues represented 80.0% and 80.7% of net operating revenues, respectively.

Processing and service revenues consisted of the following:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1997       1996        1997       1996
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Transaction processing services     $24,169    $20,655     $48,631    $42,089
  Managed Programs                     22,328     22,117      45,723     45,238
  HSB Programs                         11,576     11,561      25,595     23,201
  Servicing fees on securitized loans   9,191     10,433      22,624     28,568
                                      -------    -------    --------   --------
                                      $67,264    $64,766    $142,573   $139,096
                                      =======    =======    ========   ========

SUPPLEMENTAL INFORMATION
Components of servicing fees on securitized loans:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1997       1996        1997       1996
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Processing and service revenues     $3,644     $3,400      $8,173     $7,034
  Merchant discount revenue              824        906       1,945      1,972
  Interest revenue                    25,760     24,738      53,831     55,021
  Interest expense                    (8,359)    (8,125)    (16,513)   (16,604)
  Provision for loan losses          (12,678)   (10,486)    (24,812)   (18,855)
                                     -------    -------     -------    -------
  Servicing fees on securitized loans $9,191    $10,433     $22,624    $28,568
                                     =======    =======     =======    =======

  The increase in revenues from transaction processing services for both the three and six months ended June 30, 1997, resulted primarily from the addition of new clients, increased revenue per customer contact processed in our TeleServices business, a higher volume of Network Transaction Services point-of-sale transactions processed and increased revenues from the sale and servicing of point-of-sale terminals. The number of TeleServices customer contacts processed for the three months ended June 30, 1997, totaled 1.9 million, down 9.8% from 2.1 million in the same period in 1996. For the six months ended June 30, 1997, the number of TeleServices customer contacts processed totaled 4.3 million, down 8.6% from 4.7 million in the same period in 1996. The decrease in the number of customer contacts was offset by an increase in revenues per customer contact processed due to a greater mix of technical help desk calls to total calls processed. The shift in service minutes to longer technical service support calls resulted in increased TeleServices revenues even though total service minutes decreased to 9.1 million and 20.2 million for the three and six months ended June 30, 1997 from 10.8 million and
24.7 million for the same periods in 1996. For the three months ended June 30, 1997, the number of point-of-sale transactions processed totaled 109.1 million, up 4.1% from 104.8 million in the same period in 1996. For the six months ended June 30, 1997, the number of point-of-sale transactions processed totaled 210.9 million, up 4.4% from 202.0 million in the same period in 1996. The increase in revenues from Managed programs for both the three and six months ended June 30, 1997, resulted primarily from an increase in the volume of Commercial Account Processing Services provided, offset by a decrease in credit life insurance program revenues. The increase in revenues from HSB programs for the six months ended June 30, 1997, was due to an increase in late fee revenue resulting primarily from changes in late fee terms initiated in 1996. The decrease in servicing fees on securitized loans for the three and six months ended June 30, 1997 was due primarily to a higher rate of credit losses on securitized loans.

  Merchant discount revenue decreased 50.1% to $3.7 million for the three months ended June 30, 1997, as compared to $7.4 million for the same period last year. For the six months ended June 30, 1997 merchant discount revenue decreased 55.2% to $6.8 million in 1997 compared to the same period last year. The decrease in merchant discount revenue for the three and six months ended June 30, 1997, resulted from decreased sales activity and from the deferral of $1.1 million of merchant discount revenues in the second quarter of 1997 and the deferral of $3.5 million of merchant discount revenues in the first six months of 1997 related to interest deferred promotional payment plans. As of June 30, 1997, $2.8 million of merchant discount revenue has been deferred which will be amortized and recognized as interest income over the life of the promotional payment plans. Merchant discount revenue was 4.2% and 8.8% of net operating revenues for the three months ended June 30, 1997 and 1996, respectively, and was 3.8% and 8.9% of net operating revenues for the six months ended June 30, 1997 and 1996, respectively.

  For the three months ended June 30, 1997, net credit income increased 51.3% to $16.9 million from the same period a year ago as a result of higher net interest income. For the six months ended June 30, 1997, net credit income increased 60.4% to $28.9 million from the same period a year ago as a result of higher net interest income partially offset by an increase in the provision for loan losses.

  The increase in interest revenue for the three and six months ended June 30, 1997, resulted primarily from the amortization of $4.2 million and $9.9 million of deferred merchant discount revenue into interest income, respectively, related to interest-deferred promotional payment plans and an increase in the yield on credit card loans due in part to performance-based pricing initiatives implemented in 1996, partially offset by higher charge-offs of interest revenue.

  The increase in interest expense for the three months ended June 30, 1997, resulted from higher interest rates on borrowings partially offset by a decrease in average borrowings due mainly to a decrease in credit card loans. The decrease in interest expense for the six months ended June 30, 1997, resulted from a decrease in average borrowings due to a decrease in credit card loans, coupled with lower interest expense associated with interest rate contracts.

  The increase in the provision for loan losses for the six months ended June 30, 1997, is attributable to an increase in the net charge-off rate, partially offset by a decline in the amount of credit card loans outstanding resulting from the Company's portfolio improvement program designed to limit the Company's exposure to higher risk accounts. In addition, post-holiday pay downs have continued to decrease receivables, creating a provision benefit. Net charge-offs as a percentage of average credit card loans on an owned basis increased to 8.81% in the second quarter of 1997 from 7.28% in the second quarter of 1996.

  For the six months ended June 30, 1997 and 1996, net charge-offs as a percentage of average credit card loans on an owned basis increased to 8.96% from 6.79%, respectively. However, the net charge-off percentage of 9.09% for the first quarter of 1997 decreased to 8.81% for the second quarter of 1997.

  The industry-wide trend of increasing credit loss rates, which the Company believes is related to increased consumer debt levels and bankruptcy rates, contributed to the increase in the Company's net charge-off rate. The Company believes that this industry-wide trend may continue and that the Company may experience a higher net charge-off rate for the full year 1997 as compared to 1996.

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

  The Company's expectations about future charge-off rates and portfolio improvements are subject to uncertainties that could cause actual results to differ materially from the Company's expectations, as described above. Factors that influence the level and direction of credit card loan delinquencies and charge-offs include changes in consumer spending and loan payment patterns, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  For the three months ended June 30, 1997, total operating expenses of $73.2 million represented an increase of 0.7% over the same period last year. Total operating expenses as a percentage of net operating revenues declined to 83.3% for the three months ended June 30, 1997, as compared to 87.2% for the same period a year ago. For the six months ended June 30, 1997, total operating expenses of $151.6 million represented an increase of 5.4% over the same period last year. Total operating expenses as a percentage of net operating revenues rose to 85.0% for the six months ended June 30, 1997, as compared to 83.5% for the same period a year ago.

  For the three months ended June 30, 1997, salaries and employee benefits totaled $28.3 million, an increase of 15.5% from $24.5 million from the same period a year ago. For the six months ended June 30, 1997, salaries and employee benefits totaled $57.8 million, an increase of 18.8% from $48.7 million from the same period a year ago. The Company added approximately 452 additional full-time equivalent employees since June 30, 1996. Nearly all of these new employees were assigned to field processing facilities to address increased collection efforts and to provide for increased TeleServices volume.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended June 30, 1997, such expenses decreased to $24.4 million, or 9.2% on a period-to-period basis. For the six months ended June 30, 1997, processing and service expenses decreased to $52.7 million, or 1.5% from the same period a year ago. The decrease in processing and service expenses for both periods resulted from a lower volume of private label transactions processed and a decrease in the level of TeleServices minutes. Processing and service expenses as a percentage of net operating revenues declined to 27.7% for the three months ended June 30, 1997, as compared to 32.2% for the comparable prior year period. Processing and service expenses as a percentage of net operating revenues declined to 29.6% for the six months ended June 30, 1997, as compared to 31.1% for the comparable prior year period.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended June 30, 1997 and 1996, other expenses totaled $20.5 million and $21.4 million, respectively. For the six months ended June 30, 1997 and 1996, other expenses totaled $41.1 million and $41.7 million, respectively. The decrease in other expenses for both periods resulted from increased collection expenses, administrative expenses and occupancy expenses, offset by decreased merchant marketing incentives expense. Other expenses were 23.4% and 25.6% of net operating revenues for the three months ended June 30, 1997 and 1996, respectively. Other expenses were 23.0% and 24.2% of net operating revenues for the six months ended June 30, 1997 and 1996, respectively.

The table below sets forth owned credit card loan net charge-off and loan delinquency information with supplemental total loan information regarding the Company's credit card loan portfolio as of and for the year-to-date periods indicated.

                               June 30, 1997           June 30, 1996         December 31, 1996
                            ----------------------------------------------------------------------
                                             Total                  Total                    Total
                                 Owned       Loans*     Owned       Loans*      Owned        Loans*
                                 -----       -----      -----       -----       -----        -----
Dollars in Thousands                 (Unaudited)           (Unaudited)
Average credit card loans   $1,510,234  $2,114,453  $1,564,052  $2,148,155  $1,512,986  $2,095,026
Period-end credit card
loans                       $1,338,600  $1,918,600  $1,421,568  $2,001,568  $1,637,507  $2,217,507

Net charge-offs as a % of
average credit card loans         8.96%       8.86%       6.79%       6.76%       7.82%      7.66%

Accruing loans contractually
past due as to principal and
interest payments
  30-89 days                      5.37%       4.97%       5.24%       4.93%       4.97%      4.88%
  90-179 days                     4.04%       3.69%       3.75%       3.44%       4.15%      3.89%

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

  The Company finances its operations from three principal sources: deposit taking activities utilizing certificates of deposit ("CDs")in denominations of $100,000 or more; securitizations of credit card loans; and borrowings from MSDWD.

  HSB administers a certificate of deposit program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of MSDWD, and generally have a maturity of two to 10 years. As of June 30, 1997, CDs outstanding were $490.2 million, of which institutional CDs represented $225.0 million and retail CDs represented $265.2 million.

  HSB maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at June 30, 1997, outstanding loans sold under such program were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at June 30, 1997, outstanding loans sold under such program were $300.0 million. At June 30, 1997, $580.0 million or 30.2% of the HSB Program loans had been sold through loan securitizations.

  The RCC loan securitization program, which was scheduled to expire in June 1997, has been amended so that it now expires August 31, 1997. In April 1997 the then expiring BCC program agreement was amended and restated. The amended and restated agreement with BCC includes the elimination of the MSDWD guarantee (which provided credit support in the transaction) and its replacement with a funded cash collateral account recorded on the balance sheet as "amounts due from asset securitizations." Funding for this cash collateral account will initially be provided by a special purpose corporation established as a subsidiary of the Company. This updated BCC facility is scheduled to expire in April 1998. The Company expects to renew or replace these facilities on or prior to their expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to RCC and BCC under the programs will be paid to RCC or to BCC, as applicable, and the interests of RCC and of BCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after a program's expiration date would remain on the Company's consolidated balance sheet.

  The Company has an Amended and Restated Borrowing Agreement (as amended, the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement"), with MSDWD, pursuant to which MSDWD has agreed to provide financing to the Company. MSDWD and the Company have agreed to extend the term of the Borrowing Agreement to April 11, 1998 and to reduce the maximum amount available under the Borrowing Agreement to $1.2 billion from $1.25 billion. At July 31, 1997, the Company had $598.9 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with MSDWD.

  Cash flows from operating activities resulted in net proceeds of cash of $38.2 million and $102.1 million for the six months ended June 30, 1997 and 1996, respectively.

  Cash flows from investing activities for the six months ended June 30, 1997 resulted in net proceeds of cash of $216.4 million, primarily consisting of net principal collected on credit card loans, representing the difference between sales made using the cards and payments received from cardholders ($228.9 million), partially offset by investments in short-term U.S. Treasury bills resulting in net uses of cash ($7.8 million). Cash flows from investing activities for the six months ended June 30, 1996 resulted in net proceeds of cash of $136.0 million, primarily consisting of net proceeds of cash from the sale of a private label credit card portfolio ($138.9 million) and net principal collected on credit card loans ($6.5 million).

  Cash flows from financing activities for the six months ended June 30, 1997 resulted in net uses of cash of $244.7 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($275.4 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($35.8 million). Cash flows from financing activities for the six months ended June 30, 1996 resulted in net uses of cash of $237.5 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($269.1 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($39.6 million). At June 30, 1997 and 1996, the Company had cash and cash equivalents of $25.1 million and $9.4 million, respectively.

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements of $459.5 million and $596.8 million at June 30, 1997 and 1996, respectively.

  At June 30, 1997 and 1996, the Company had $10.0 million and $40.0 million of interest rate cap agreements, respectively. At June 30, 1997, the current variable rates on all interest rate cap agreements exceeded the specified cap rates.

  At June 30, 1997 and 1996, the Company's interest rate swap agreements had maturities ranging from October 1997 to December 2000 and from December 1996 to December 2000, respectively. At June 30, 1997, the Company's interest rate cap agreement had a maturity of September 1997. At June 30, 1996, the Company's interest rate cap agreements had maturities ranging from February 1997 to September 1997.

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

Item 2.  Changes in Securities.- None.

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.

  The Registrant held its annual meeting of stockholders in Glencoe, Illinois on April 29, 1997. The results of the matters submitted to a vote of stockholders through the solicitation of proxies at the annual meeting were as follows:

1. The following nominees for election as directors of the Company were elected by the votes indicated below:

Director                   Votes For           Votes Withheld
--------                  -----------          --------------
Thomas C. Schneider        26,033,553             309,526
Frank T. Cary              26,049,146             293,933
Christine A. Edwards       26,033,795             309,284
Mitchell M. Merin          26,032,353             310,726
Charles F. Moran           26,027,145             315,934
Philip J. Purcell          26,027,841             315,238
Dennie M. Welsh            26,032,995             310,084
Robert L. Wieseneck        26,013,919             329,160

2. Stockholders approved the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year by the following vote: votes for - 26,221,311; votes against - 81,740; and abstentions - 40,028.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    10.1 Fourth Amendment to the Amended and Restated Borrowing Agreement dated as of April 13, 1997, between the Company and MSDWD.

    10.2 Amendment to the Facility Fee Letter Agreement dated as of April 13, 1997, between the Company and MSDWD.

    27.0 Financial Data Schedule

(b) Reports on Form 8-K.

      A Current Report on form 8-K, dated July 31, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1997 Second Quarter Report to Stockholders.

      A Current Report on form 8-K, dated July 15, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's second quarter earnings release.

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



                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date:  August 13, 1997              By:/s/ Russell J. Bonaguidi
       ---------------              -----------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)

EDGAR
Exhibit    Description of Exhibits
-------    -----------------------

  10.1 Fourth Amendment to the Amended and Restated Borrowing Agreement dated as of April 13, 1997, between the Company and MSDWD.

  10.2 Amendment to the Facility Fee Letter Agreement dated as of April 13, 1997, between the Company and MSDWD.

  27.0     Financial Data Schedule