Form 10-Q
period 1997-09-30
SPS TRANSACTION SERVICES INC
filed 1997-11-13
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended September 30, 1997

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

As of October 31, 1997, the Registrant had 27,222,827 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 18 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In Thousands, Except Share Data)
[CAPTION]

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   15,169     $   15,205
  Investments held to maturity - at amortized cost       41,576         41,675
  Credit card loans                                   1,245,080      1,637,507
  Allowance for loan losses                             (75,236)       (88,397)
                                                     ----------     ----------
    Credit card loans, net                            1,169,844      1,549,110
  Accrued interest receivable                            18,512         21,141
  Accounts receivable                                    29,551         42,202
  Due from affiliated companies                           8,115          9,900
  Amounts due from asset securitizations                 56,915             --
  Premises and equipment, net                            29,431         25,294
  Deferred income taxes                                  33,409         38,266
  Prepaid expenses and other assets                      14,672         17,992
                                                     ----------     ----------
TOTAL ASSETS                                         $1,417,194     $1,760,785
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    4,500     $    9,012
    Interest-bearing                                    531,332        454,423
                                                     ----------     ----------
  Total deposits                                        535,832        463,435
  Accounts payable, accrued expenses and other           47,016         50,019
  Income taxes payable                                    3,383         17,756
  Due to affiliated companies                           557,262        982,547
  Accrued recourse obligation                            22,636         22,636
                                                     ----------     ----------
    Total liabilities                                 1,166,129      1,536,393
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,270,663 and
    27,242,207 shares issued; 27,220,277 and
    27,187,462 shares outstanding at September 30,
    1997 and December 31, 1996, respectively                273            272
  Capital in excess of par value                         81,493         81,096
  Retained earnings                                     170,559        144,345
  Common stock held in treasury, at cost, $.01
    par value, 50,386 and 54,745 shares at September
    30, 1997 and December 31, 1996, respectively         (1,242)        (1,312)
  Stock compensation plan                                   483            453
  Employee stock benefit trust                             (483)          (413)
  Unearned stock compensation                               (18)           (49)
                                                     ----------     ----------
    Total stockholders' equity                          251,065        224,392
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,417,194     $1,760,785
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands, Except Per Share Data)
[CAPTION]

                                    Three Months Ended      Nine Months Ended
                                       September 30,           September 30,
                                    ------------------     -------------------
                                     1997        1996        1997       1996
                                    -------    -------     --------   --------
                                        (Unaudited)            (Unaudited)
Processing and service revenues     $66,507    $65,712     $209,080   $204,808
Merchant discount revenue             3,981     10,163       10,797     25,382
                                    -------    -------     --------   --------
                                     70,488     75,875      219,877    230,190

Interest revenue                     58,038     53,972      184,515    166,118
Interest expense                     17,695     18,238       57,521     59,824
                                    -------    -------     --------   --------
  Net interest income                40,343     35,734      126,994    106,294
Provision for loan losses            28,480     32,037       86,273     84,605
                                    -------    -------     --------   --------
  Net credit income                  11,863      3,697       40,721     21,689
                                    -------    -------     --------   --------

Net operating revenues               82,351     79,572      260,598    251,879

Salaries and employee benefits       27,064     23,736       84,861     72,407
Processing and service expenses      22,153     26,589       74,849     80,096
Other expenses                       17,110     20,221       58,194     61,915
                                    -------    -------     --------   --------
  Total operating expenses           66,327     70,546      217,904    214,418
                                    -------    -------     --------   --------

Income before income taxes           16,024      9,026       42,694     37,461
Income tax expense                    6,185      3,428       16,480     14,235
                                    -------    -------     --------   --------
Net income                          $ 9,839    $ 5,598     $ 26,214   $ 23,226
                                    =======    =======     ========   ========

Net income per common share         $  0.36    $  0.21     $   0.96   $   0.85
                                    =======    =======     ========   ========

Weighted average common shares
  outstanding                        27,217     27,194       27,208     27,165

See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In Thousands)
[CAPTION]

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1997          1996
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 26,214     $ 23,226
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization                           9,304       10,687
    Imputed interest on notes payable                          --           15
    Provision for loan losses                              86,273       84,605
    Deferred income taxes                                   4,857       (1,598)
  (Increase) decrease in operating assets:
    Cash and due from banks - restricted                       --       29,000
    Due from affiliated companies                           1,785          (35)
    Accrued interest receivable and accounts receivable    15,280        3,797
    Amounts due from asset securitizations                (56,915)          --
    Prepaid expenses and other assets                       2,383        1,623
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other           (1,706)       8,520
    Income taxes payable                                  (14,373)      (3,239)
    Due to affiliated companies                             6,272        2,903
    Accrued recourse obligation                                --         (537)
                                                         --------     --------
    Net cash from operating activities                     79,374      158,967
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases               (167,284)    (226,841)
  Investments held to maturity - maturities               167,383      229,350
  Net principal collected (disbursed) on credit card
    portfolios                                            288,593      (38,462)
  Proceeds from sale of credit card loan                       --      138,861
  Purchases of premises and equipment, net                 (9,056)      (7,059)
                                                         --------     --------
    Net cash from investing activities                    279,636       95,849
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (4,512)      (2,228)
  Net increase in interest-bearing deposits                76,909       84,969
  Due to affiliated companies                            (431,557)    (328,477)
  Repayment of notes payable                                   --       (2,110)
  Proceeds from exercise of stock options                      44          622
  Change in treasury stock, net                                70          925
                                                         --------     --------
    Net cash from financing activities                   (359,046)    (246,299)
                                                         --------     --------

(Decrease) increase in cash and due from banks                (36)       8,517
Cash and due from banks, beginning of period               15,205        8,879
                                                         --------     --------
Cash and due from banks, end of period                   $ 15,169     $ 17,396
                                                         ========     ========


See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
-------------------------------------------------------------------------------

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

  The Consolidated Balance Sheet as of September 30, 1997, and the Consolidated Statements of Income for the three and nine months ended September 30, 1997 and 1996, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current presentation. The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

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

C.  ALLOWANCE FOR LOAN LOSSES AND ACCRUED RECOURSE OBLIGATION

  The changes in the allowance for loan losses were as follows:
[CAPTION]

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                        (In Thousands)        (In Thousands)
                                        1997       1996       1997       1996
                                      -------    -------    -------    -------
Balance, beginning of period          $79,120    $65,304    $88,397    $63,704
Additions:
  Provision for loan losses            28,480     32,037     86,273     84,605

Deductions:
  Charge-offs                         (37,819)   (36,434)  (116,586)   (99,415)
  Less: recoveries                      5,455      4,741     17,152     16,754
                                      -------    -------    -------    -------
  Net charge-offs                     (32,364)   (31,693)   (99,434)   (82,661)
                                      -------    -------    -------    -------
Balance, end of period                $75,236    $65,648    $75,236    $65,648
                                      =======    =======    =======    =======

  At September 30, 1997, there were $77.2 million in loans past due 30 days through 89 days, and $57.0 million in loans past due 90 days through 179 days.

  Credit card loans were reduced by $580.0 million at both September 30, 1997 and 1996, due to the sale with limited recourse of such loans through securitization transactions. The accrued recourse obligation related to securitized loans was $22.6 million and $26.6 million at September 30, 1997 and 1996, respectively.

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

  Transaction processing services include revenues received as a result of TeleServices and Network Transaction Services such as call center processing, electronic transaction processing, the sale and servicing of point-of-sale terminals, and a System Access Agreement with NOVUS Services, Inc., an affiliated company. Revenues from Network Transaction Services typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount. Revenues from TeleServices typically are based upon the number, type and length of customer contacts processed through service activities such as technical help-desk inquiries, catalog order processing, customer billing inquiries and dispatch services.

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

  Merchant discount revenue is derived from the Company's owned Consumer Credit Card Services, portions of which are currently deferred and accreted to interest revenue. Generally, credit card sales are subject to a discount charged to the merchant based upon contractual percentages. This percentage varies by portfolio and by the type of credit plan offered.

  Interest revenue represents finance charges derived from owned Consumer Credit Card Services, investment interest and the accretion of deferred merchant discount revenue. Net credit income is calculated by subtracting interest expense and the provision for loan losses from interest revenue.

Recent Events

  On July 15, 1997, the Company announced receipt of notice of termination of its System Access Agreement with NOVUS Services, Inc., an affiliated company. The agreement will continue under current terms until July 31, 2000. For the years ended December 31, 1995 and 1996, and for the nine months ended September 30, 1997, fees received under this licensing agreement have totaled $8.0 million, $8.0 million and $5.6 million, respectively. Although the Company believes that termination of this agreement on July 31, 2000 will not have a material adverse effect on the Company's financial position or results of operations prior to that date, the Company is unable to predict the effects of the termination thereafter.

The following table presents, for the periods indicated, the percentage relationship that certain statement of income items bear to net operating revenues and the period-to-period percentage dollar increase or decrease in each item.
[CAPTION]

                                    Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     Period-to-Period       Period-to-Period
                                   --------------------   --------------------
                                    1997   1996  Change    1997   1996  Change
                                   ------ ------ ------   ------ ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues   80.8%  82.6%   1.2%    80.2%  81.3%   2.1%
  Merchant discount revenue          4.8   12.8  (60.8)     4.2   10.1  (57.5)
  Net credit income                 14.4    4.6  220.9     15.6    8.6   87.7
                                   -----  -----           -----  -----
                                   100.0  100.0    3.5    100.0  100.0    3.5
  OPERATING EXPENSES:
  Salaries and employee benefits    32.9   29.9   14.0     32.6   28.7   17.2
  Processing and service expenses   26.9   33.4  (16.7)    28.7   31.8   (6.6)
  Other expenses                    20.7   25.4  (15.4)    22.3   24.6   (6.0)
                                   -----  -----           -----  -----
                                    80.5   88.7   (6.0)    83.6   85.1    1.6

  Income before income taxes        19.5   11.3   77.5     16.4   14.9   14.0
  Income tax expense                 7.6    4.3   80.4      6.3    5.7   15.8
                                   -----  -----           -----  -----

  Net income                        11.9%   7.0%  75.8%    10.1%   9.2%  12.9%
                                   =====  =====           =====  =====

  Net income for the three months ended September 30, 1997 was $9.8 million, an increase of $4.2 million, or 75.8%, over the same period a year ago. Net income per common share for the three month period was $0.36, compared to $0.21 in the prior year's third quarter. Net income for the nine months ended September 30, 1997 was $26.2 million, an increase of $3.0 million, or 12.9%, over the same period a year ago. Net income per common share for the nine month period was $0.96, compared to $0.85 for the same period a year ago.

  Net operating revenues for the third quarter of 1997 grew to $82.4 million, an increase of 3.5% over the same period last year. Net operating revenues for the nine months ended September 30, 1997 were $260.6 million, an increase of 3.5% over the same period last year. The increase in net operating revenues for both periods resulted from an increase in net credit income and processing and service revenues partially offset by a decrease in merchant discount revenue.

  Processing and service revenues increased 1.2% to $66.5 million for the three months ended September 30, 1997, as compared to $65.7 million for the same period last year. For the nine months ended September 30, 1997, processing and service revenues increased 2.1% to $209.1 million as compared to $204.8 million for the same period last year. Processing and service revenues represented 80.8% and 82.6% of net operating revenues for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, processing and service revenues represented 80.2% and 81.3% of net operating revenues, respectively.

Processing and service revenues consisted of the following:
[CAPTION]

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1997       1996        1997       1996
                                      -------    -------    --------   --------
                                          (Unaudited)            (Unaudited)
  Transaction processing services     $22,771    $20,698     $71,402    $62,787
  Managed Programs                     21,296     21,074      67,019     66,312
  HSB Programs                         12,310     13,107      37,905     36,308
  Servicing fees on securitized loans  10,130     10,833      32,754     39,401
                                      -------    -------    --------   --------
                                      $66,507    $65,712    $209,080   $204,808
                                      =======    =======    ========   ========

SUPPLEMENTAL INFORMATION
Components of servicing fees on securitized loans:
[CAPTION]

                                      Three Months Ended     Nine Months Ended
                                         September 30,          September 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1997       1996        1997       1996
                                      -------    -------    --------   --------
                                          (Unaudited)            (Unaudited)
  Processing and service revenues     $3,307     $3,463     $11,480    $10,497
  Merchant discount revenue            1,086      1,283       3,031      3,255
  Interest revenue                    26,123     25,042      79,954     80,063
  Interest expense                    (8,421)    (8,231)    (24,934)   (24,835)
  Provision for loan losses          (11,965)   (10,724)    (36,777)   (29,579)
                                     -------    -------     -------    -------
  Servicing fees on securitized
    loans                            $10,130    $10,833     $32,754    $39,401
                                     =======    =======     =======    =======

  The increase in revenues from transaction processing services for both the three and nine months ended September 30, 1997, resulted primarily from increased TeleServices revenue per customer contact processed and from a higher volume of Network Transaction Services point-of-sale transactions processed. Increased revenues from the sale and servicing of point-of-sale terminals further contributed to the increase in transaction processing services revenues for the nine months ended September 30, 1997. The number of TeleServices customer contacts processed for the three months ended September 30, 1997, totaled 1.9 million, down 3.8% from 2.0 million in the same period in 1996.
For the nine months ended September 30, 1997, the number of TeleServices customer contacts processed totaled 6.6 million, down 2.2% from 6.8 million in the same period in 1996. The decrease in the number of customer contacts was offset by an increase in revenues per customer contact processed due to a greater mix of technical help desk calls to total calls processed. TeleServices minutes increased to 11.9 million and 42.2 million for the three and nine months ended September 30, 1997 from 10.8 million and 35.5 million for the same periods in 1996. (The number of contacts processed for the nine months ended September 30, 1997 reflects a correction to previously reported numbers by increasing the first and second quarters of 1997 by .1 million and .2 million,
                                         10
respectively. Also, the number of minutes for the nine months ended September 30, 1997 reflects a correction to previously reported numbers by increasing the first and second quarters of 1997 by 5.9 million and 4.1 million, respectively.) For the three months ended September 30, 1997, the number of point-of-sale transactions processed totaled 118.5 million, up 7.6% from 110.1 million in the same period in 1996. For the nine months ended September 30, 1997, the number of point-of-sale transactions processed totaled 329.5 million, up 5.6% from 312.1 million in the same period in 1996. The increase in revenues from Managed programs for both the three and nine months ended September 30, 1997, resulted primarily from an increase in the volume of Commercial Account Processing Services provided, offset by a decrease in credit life insurance program revenues. The decrease in revenues from HSB programs for the three months ended September 30, 1997, was due to a decrease in late fee revenue resulting primarily from a lower number of delinquent accounts.
The increase in revenues from HSB programs for the nine months ended September 30, 1997, was due to an increase in late fee revenue resulting primarily from changes in late fee terms initiated in late 1996. The decrease in servicing fees on securitized loans for the three months ended September 30, 1997 was due primarily to a higher rate of credit losses on securitized loans, partially offset by an increase in interest revenue on securitized loans. The decrease in servicing fees on securitized loans for the nine months ended September 30, 1997 was due primarily to a higher rate of credit losses on securitized loans.

  Merchant discount revenue decreased 60.8% to $4.0 million for the three months ended September 30, 1997, as compared to $10.2 million for the same period last year. For the nine months ended September 30, 1997 merchant discount revenue decreased 57.5% to $10.8 million in 1997 compared to the same period last year. The decrease in merchant discount revenue for the three and nine months ended September 30, 1997, resulted from decreased sales activity and from the deferral of $2.8 million of merchant discount revenues in the third quarter of 1997 and the deferral of $6.3 million of merchant discount revenues in the first nine months of 1997 related to interest-deferred promotional payment plans. The deferral and accretion of merchant discount revenue did not begin until the fourth quarter of 1996. As of September 30, 1997, $2.3 million of merchant discount revenue is deferred which will be accreted as interest income over the life of the promotional payment plans. Merchant discount revenue was 4.8% and 12.8% of net operating revenues for the three months ended September 30, 1997 and 1996, respectively, and was 4.2% and 10.1% of net operating revenues for the nine months ended September 30, 1997 and 1996, respectively.

  For the three months ended September 30, 1997, net credit income increased 220.9% to $11.9 million from the same period a year ago as a result of higher net interest income and a lower provision for loan losses. For the nine months ended September 30, 1997, net credit income increased 87.7% to $40.7 million from the same period a year ago as a result of higher net interest income, partially offset by an increase in the provision for loan losses.

  The increase in interest revenue for the three and nine months ended September 30, 1997, resulted primarily from the accretion of $3.3 million and $13.2 million of deferred merchant discount revenue into interest income, respectively, related to interest-deferred promotional payment plans and an increase in the yield on credit card loans due in part to performance-based pricing initiatives implemented in 1996, partially offset by higher charge-offs of interest revenue.

  The decrease in interest expense for the three and nine months ended September 30, 1997, resulted from a decrease in average borrowings due mainly to a decrease in credit card loans, partially offset by higher interest rates on borrowings. Furthermore, the decrease in interest expense for the nine months ended September 30, 1997 also resulted from lower interest expense associated with interest rate contracts.

  The decrease in the provision for loan losses for the three months ended September 30, 1997, is attributable to a decline in the amount of credit card loans outstanding, partially offset by an increase in the net charge-off rate. The increase in provision for loan losses for the nine months ended September 30, 1997, is attributable to an increase in the net charge-off rate, partially offset by a decline in the amount of credit card loans outstanding. The decline in credit card loans, which creates a provision benefit, is related to certain portfolios that are in paydown such as the Incredible Universe and McDuff portfolios, and to the Company's portfolio improvement program designed to limit the Company's exposure to higher risk accounts. Net charge-offs as a percentage of average credit card loans on an owned basis increased to 9.91% in the third quarter of 1997 from 8.86% in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, net charge-offs as a percentage of average credit card loans on an owned basis increased to 9.25% from 7.44%.

  The industry-wide trend of increasing net charge-off rates, which the Company believes is related to increased consumer debt levels and bankruptcy rates, contributed to the increase in the Company's net charge-off rate. The Company believes that this industry-wide trend may continue and the Company expects to experience a higher net charge-off rate for the full year 1997 as compared to 1996.

  The Company continues to take corrective measures to reduce future charge-offs through its portfolio improvement program which analyzes credit risk and credit behavior scores for existing accounts, taking into consideration their current financial condition; re-scoring existing accounts and reducing credit lines or closing accounts as appropriate; accelerating the development schedule for new credit scoring models; and increasing collection efforts by adding collectors, expanding call hours, and identifying high-risk accounts to accelerate contacts. In 1997, the Company intensified these efforts and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. To help mitigate the impact of higher charge-offs, the Company has also instituted changes in cardholder terms and has instituted the implementation of certain client pricing revisions, including those for promotional programs. The Company believes these actions, along with other operational changes, will have an increasingly positive impact over time and will serve to moderate the effects of a difficult credit environment.

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

  For the three months ended September 30, 1997, total operating expenses of $66.3 million represented a decrease of 6.0% over the same period last year. Total operating expenses as a percentage of net operating revenues declined to 80.5% for the three months ended September 30, 1997, as compared to 88.7% for the same period a year ago. For the nine months ended September 30, 1997, total operating expenses of $217.9 million represented an increase of 1.6% over the same period last year. Total operating expenses as a percentage of net operating revenues declined to 83.6% for the nine months ended September 30, 1997, as compared to 85.1% for the same period a year ago.

  For the three months ended September 30, 1997, salaries and employee benefits totaled $27.1 million, an increase of 14.0% from $23.7 million from the same period a year ago. For the nine months ended September 30, 1997, salaries and employee benefits totaled $84.9 million, an increase of 17.2% from $72.4 million from the same period a year ago. The Company added approximately 185 additional full-time equivalent employees since September 30, 1996. Nearly all of these new employees were assigned to field processing facilities to address increased collection efforts and to provide for increased TeleServices volume.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended September 30, 1997, such expenses decreased by 16.7% to $22.2 million, on a period-to-period basis. For the nine months ended September 30, 1997, processing and service expenses decreased by 6.6% to $74.8 million, from the same period a year ago. The decrease in processing and service expenses for both periods resulted from a decrease in credit life insurance expenses, an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors and from a lower volume of private label transactions processed. Processing and service expenses as a percentage of net operating revenues declined to 26.9% for the three months ended September 30, 1997, as compared to 33.4% for the comparable prior year period. Processing and service expenses as a percentage of net operating revenues declined to 28.7% for the nine months ended September 30, 1997, as compared to 31.8% for the comparable prior year period.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended September 30, 1997 and 1996, other expenses totaled $17.1 million and $20.2 million, respectively. For the nine months ended September 30, 1997 and 1996, other expenses totaled $58.2 million and $61.9 million, respectively. The decrease in other expenses for both periods resulted from decreased merchant marketing expenses, an adjustment resulting from the sale of the Company's indirect interest in one of the Company's transaction processing vendors and decreased fraud losses. The expense decreases for both periods were partially offset by increased occupancy, outside collection agency and administrative expenses. Other expenses were 20.7% and 25.4% of net operating revenues for the three months ended September 30, 1997 and 1996, respectively. Other expenses were 22.3% and 24.6% of net operating revenues for the nine months ended September 30, 1997 and 1996, respectively.

The table below sets forth owned credit card loan net charge-off and loan delinquency information with supplemental total loan information regarding the Company's credit card loan portfolio as of and for the year-to-date periods indicated.
[CAPTION]

                                September 30, 1997     September 30, 1996       December 31, 1996
                            ----------------------------------------------------------------------
                                             Total                  Total                    Total
                                 Owned       Loans*     Owned       Loans*      Owned        Loans*
                                 -----       -----      -----       -----       -----        -----
(Dollars in Thousands)               (Unaudited)           (Unaudited)
Average credit card loans   $1,437,842  $2,017,842  $1,516,941  $2,099,666  $1,512,986  $2,095,026
Period-end credit card
loans                       $1,245,080  $1,825,080  $1,433,373  $2,013,373  $1,637,507  $2,217,507

Net charge-offs as a % of
average credit card loans         9.25%       9.02%       7.44%       7.29%       7.82%      7.66%

Accruing loans contractually
past due as to principal and
interest payments
  30-89 days                      6.20%       5.66%       5.74%       5.29%       4.97%      4.88%
  90-179 days                     4.58%       4.14%       4.15%       3.79%       4.15%      3.89%

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

  HSB administers a certificate of deposit program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to twelve months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of MSDWD, and generally have a maturity of two to 10 years. As of September 30, 1997, CDs outstanding were $531.3 million, of which institutional CDs represented $259.4 million and retail CDs represented $271.9 million.

  HSB maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at September 30, 1997, outstanding loans sold under such program were $280.0 million. HSB also maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at September 30, 1997, outstanding loans sold under such program were $300.0 million. At September 30, 1997, $580.0 million or 31.8% of the HSB Program loans had been sold through loan securitizations.

  The RCC loan securitization program has been amended so that it now expires October 31, 1998. The BCC facility is scheduled to expire in April 1998. The amended and restated agreements with RCC and BCC include the elimination of the MSDWD guarantee (which provided credit support in the transaction) and its replacement with a funded cash collateral account recorded on the balance sheet as "amounts due from asset securitizations." Funding for this cash collateral account is to be provided by a special purpose corporation established as a subsidiary of the Company. The Company expects to renew or replace these facilities on or prior to their expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to RCC and BCC under the programs will be paid to RCC or to BCC, as applicable, and the interests of RCC and of BCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after a program's expiration date would remain on the Company's consolidated balance sheet.

  The Company has an Amended and Restated Borrowing Agreement (as amended, the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement")(collectively, the "Financing Agreements"), with MSDWD, pursuant to which MSDWD has agreed to provide financing to the Company. The maximum amount available under the Borrowing Agreement, which expires April 11, 1998, is $1.2 billion. At October 31, 1997, the Company had $550.2 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with MSDWD.

  The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Financing Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with MSDWD. If the Company were unable to reach a satisfactory agreement with MSDWD for the renewal or the replacement of the Financing Agreements, the Company believes it would be able to meet its financial requirements over the next twelve months from other sources.

  Cash flows from operating activities resulted in net proceeds of cash of $79.4 million and $159.0 million for the nine months ended September 30, 1997 and 1996, respectively.

  Cash flows from investing activities for the nine months ended September 30, 1997 resulted in net proceeds of cash of $279.6 million, primarily consisting of net principal collected on credit card loans, representing the difference between sales made using the cards and payments received from cardholders ($288.6 million), partially offset by purchases of premises and equipment resulting in net uses of cash ($9.1 million). Cash flows from investing activities for the nine months ended September 30, 1996 resulted in net proceeds of cash of $95.8 million, primarily consisting of net proceeds of cash from the sale of a private label credit card portfolio ($138.9 million) partially offset by net uses of cash consisting of net principal disbursed on credit card loans ($38.5 million) and the purchases of premises and equipment ($7.1 million).

  Cash flows from financing activities for the nine months ended September 30, 1997 resulted in net uses of cash of $359.0 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($431.6 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($76.9 million). Cash flows from financing activities for the nine months ended September 30, 1996 resulted in net uses of cash of $246.3 million, primarily consisting of a net decrease in borrowings due to affiliated companies ($328.5 million), partially offset by a net increase in interest-bearing deposits resulting from the issuance of jumbo certificates of deposit ($85.0 million). At September 30, 1997 and 1996, the Company had cash and cash equivalents of $15.2 million and $17.4 million, respectively.

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements with notional amounts of $457.3 million and $499.1 million at September 30, 1997 and 1996, respectively.

  At September 30, 1997, the Company had no interest rate cap agreements. At September 30, 1996, the Company had outstanding interest rate cap agreements with notional amounts of $40.0 million.

  At September 30, 1997 and 1996, the Company's interest rate swap agreements had maturities ranging from October 1997 to December 2000, and from December 1996 to December 2000, respectively.

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

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    27.0 Financial Data Schedule

(b) Reports on Form 8-K.

      A Current Report on form 8-K, dated October 22, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's third quarter earnings release.

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



                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date:  November 12, 1997            By:/s/ Russell J. Bonaguidi
       -----------------            -----------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)

EDGAR
Exhibit    Description of Exhibits
-------    -----------------------

  27.0     Financial Data Schedule

18