Form 10-K
period 1997-12-31
SPS TRANSACTION SERVICES INC
filed 1998-03-31
CIK 882741

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-K

            [X]        Annual Report Pursuant to Section 13 or 15(d)
                          of the Securities Exchange Act of 1934

                        For the fiscal year ended December 31, 1997

            [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
                         for the transition period from          to

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   As of January 31, 1998, the Registrant had 27,250,358 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 31, 1998 was approximately $161,720,000.

                         Documents Incorporated by Reference

   Portions of the Registrant's Annual Report to Stockholders to be mailed to stockholders on or about March 31, 1998 for the year ended December 31, 1997 are incorporated by reference in Parts I, II and IV. Portions of the Registrant's Definitive Proxy Statement to be mailed to stockholders on or about April 27, 1998 for the Annual Meeting to be held on June 9, 1998, are incorporated by reference in Part III.
PART I

Item 1.  BUSINESS

General

   SPS Transaction Services, Inc. (the "Company") is a third party provider of technology-based outsourcing services concentrated in four primary businesses: the electronic processing of non-cash point-of-sale transactions (predominantly credit card transactions), consumer private label credit card program administration, commercial accounts receivable processing and call center based customer service and technical help-desk applications. As used herein, "Company" shall mean SPS Transaction Services, Inc. and its subsidiaries, unless the context otherwise indicates.

   Except for the historical information contained in this Form 10-K, certain items herein, including (without limitation) certain matters discussed under "Management's Discussion and Analysis of Financial Condition and Results of Operations"("MD&A") incorporated by reference in Part II, Item 7 of this Report; and "Quantitative and Qualitative Disclosure about Market Risk" incorporated by reference in Part II, Item 7A of this Report; are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's businesses, including (without limitation) the effect of economic and market conditions, the level and volatility of interest rates, the actions undertaken by both current and potential new competitors, the impact of current, pending or future legislation and regulation and other risks and uncertainties detailed in the MD&A.

   The Company conducts the majority of its business through two wholly owned subsidiaries: SPS Payment Systems, Inc. ("SPS") which is incorporated in the State of Delaware and Hurley State Bank ("HSB") which is a State of South Dakota chartered bank and is a member of the Federal Deposit Insurance Corporation.

   The Company is a 73.5% majority owned subsidiary of NOVUS Credit Services Inc. ("NCSI"), which in turn is a wholly owned, direct subsidiary of Morgan Stanley, Dean Witter, Discover & Co.

   On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD")(the "Merger"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). On March 24, 1998 the shareholders of MSDWD approved the change of its corporate name to Morgan Stanley Dean Witter & Co. ("MSDW").

   In the Company's payment transaction processing business, referred to as Network Transaction Services, the Company provides a wide variety of clients with point-of-sale processing. This includes authorization, data capture, and reporting and routing for settlement of check, credit card and debit card transactions. The Company also manages private label credit card programs for merchants and other service providers through its Consumer Credit Card Services business. For these programs, the Company either administers the program for its merchant client or acts as an issuer and owns the credit card loans outstanding. In addition, the Company offers billing and accounts receivable management systems for clients with businesses as their customers through its Commercial Accounts Processing business. The Company's call center TeleServices business includes on-line technical help-desk support, catalog order entry and handling of customer service inquiries.

                                          -2-
Network Transaction Services

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

   The major components of the Company's Network Transaction Services business are described below:

- Electronic Authorization/Data Capture - Transaction approval requests are processed through point-of-sale equipment using primarily "950" system dial-up telephone access, ISDN line access, leased line access, or satellite access to the communications network. The cardholder account number is checked against a computer file maintained by the issuer of the card and the purchase is approved or declined within seconds. A similar procedure is used for debit card processing and electronic check verification. At the time of authorization, pertinent transaction data is recorded and stored for use in settlement and client reporting. The Company's system provides for the redundant capture of transaction data at both the merchant's point-of-sale terminal and at the communications network data center. This data capture redundancy protects the merchant and the Company's system against potential loss of data. In addition, the Company's system provides multiple transaction routing capability from the merchant's point-of-sale location to ensure the user a high level of access to electronic authorizations. These features provide what the Company believes to be superior reliability and uptime for its clients.

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

   The Company maintains a 24-hour network services "help"-desk which responds to inquiries from merchant locations and assists merchants in resolving terminal, network, communication and system training problems. The help-desk provides terminal application consultation and, if necessary, downloads new applications to the merchant's point-of-sale terminals. The Company maintains a terminal preparation facility (the "TPF") which loads, tests and ships point-of-sale terminals to merchant locations. The TPF also provides repair services for point-of-sale terminals. The Company also markets point-of-sale terminal sales and maintenance, customer terminal application software development and customized reporting solutions as part of its Network Transaction Services business.

   The Company's Network Transaction Services are provided pursuant to written contracts with merchant clients. Such contracts are generally individually negotiated with each merchant, have terms varying from one to five years and frequently contain provisions that automatically extend the term of the contract unless either party takes affirmative action to terminate the contract.

   The Company utilizes the computer and communications network (the "Network") of IBM Global Services to process the majority of the Company's electronic transactions. The Company has access to the Network pursuant to an agreement between the Company and IBM Global Services. Although IBM Global Services is responsible for maintaining the Network and data centers, the Company develops and maintains most of the transaction processing systems and proprietary software that it runs on the Network. Processing performed by other communication providers is done through similar agreements. The Company develops merchant and industry specific software tailored to the needs of its clients. Most data capture programs used in the Company's transaction processing services were developed and are maintained by Company employees and are not accessible, except as permitted by the Company, to other businesses that use the Network.

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

- New Account Processing - The Company's New Account Processing System ("NAPS") enables new customer accounts to be opened in an average of four to six minutes. Applicant information is taken at the point-of-sale and is entered via either a 1-800 call to an SPS operations center representative, or through the Company's Remote Entry Application Processing ("REAP") system where applicant data is entered directly at the point-of-sale and transmitted to NAPS. NAPS maintains an on-line link to the major national credit bureaus and uses proprietary automated point-scoring models selected by the issuer of the credit card to approve or decline credit applications. Applications received by mail are also handled through NAPS and are generally processed on the date of receipt. The Company's risk management department oversees the development and validation of new account approval models that are customized for an individual client and monitors and adjusts such models on an ongoing basis as applicants and economic conditions change.

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

- Cardholder Services - The Company has customer service representatives available to answer cardholder questions and handle billing inquiries. An automated call distribution system allows customer service representatives to answer telephone calls using the merchant client's name. The Company's cardholder service system enables the customer service representative to view the cardholder's file and billing statement information on a computer screen allowing for effective responses to cardholder inquiries.

- Collections - The Company uses a sophisticated on-line collection system to identify and prioritize delinquent accounts. The Company contacts and attempts to work with delinquent cardholders to reach mutually agreeable payment plans.

- Marketing Support - The Company assists its clients in developing a complete marketing plan that targets the merchant's private label credit cardholders. The Company also creates promotional materials to support such marketing plans. Using customized software, the Company analyzes a merchant client's cardholder base and develops customized reporting and analytical marketing information.

   The Company provides these services through two product offerings:

- HSB programs - For each of the HSB programs, a merchant services agreement between HSB and the merchant is negotiated. The merchant services agreement sets forth the obligation of HSB to open credit card accounts for qualified customers of the merchant, the services to be provided by HSB and the merchant discount revenues to be paid by the merchant to HSB. In some of the HSB programs, the merchant services agreement provides that the merchant discount revenues can be supplemented or adjusted in certain circumstances, as a result of prevailing interest rates and to mitigate anticipated increased credit losses. HSB's merchant services agreements typically have terms of five years and frequently contain provisions that automatically extend the term unless a party takes affirmative action to terminate the agreement.
                                          -5-
   All finance charges (including late fees) paid by private label credit cardholders under HSB programs are paid to and retained by HSB except to the extent that such fees are used to satisfy obligations under loan securitization agreements (see Hurley State Bank - Loan Securitization). SPS maintains a services agreement with HSB, pursuant to which SPS acts as the servicer for all private label accounts owned by HSB, and HSB pays SPS a monthly intercompany fee equal to a specified percentage of the outstanding receivables under such accounts.

- Managed programs - For managed programs, the Company enters into a card services agreement with the merchant setting forth the credit card program services to be provided by the Company. The Company has traditionally charged flat processing fees under such agreements on a per service provided basis (for example, per collection call made, per card embossed, per statement issued). In some instances, the Company charges an aggregate flat processing fee under such agreements on a per cardholder account basis. Card services agreements typically have terms varying from one to five years and frequently contain provisions that automatically extend the term unless either party takes affirmative action to terminate the agreement.

Commercial Accounts Processing

   The Company offers commercial accounts processing for clients whose customers are businesses rather than consumers. The Company provides commercial clients with two basic offerings, a commercial revolve credit product and an invoice billing product.

   The commercial revolve credit product features monthly statements, invoice specific detail, master/sub account capability and multiple authorized account users. The invoice billing product features an invoice for each transaction, variable payment terms and an ability to match payments to invoices. The invoice billing product can be provided to clients in a format in which an invoice is sent for each transaction or in a format in which invoices for a month are batched and sent with a summary billing that requests payment in a specified number of days. The latter format is termed prox billing.

   SPS generates revenues for its commercial business through marketing and servicing agreements with MountainWest Financial Corporation ("MountainWest"), a wholly owned subsidiary of NCSI. MountainWest is the issuer of commercial private label credit cards and the holder of receivables associated with transactions on those commercial accounts. The Company provides a full range of services to commercial clients on behalf of MountainWest including:

- Implementation Support - The Company assists the commercial client with card and statement design as applicable, software implementation and training before the processing of new accounts begins.

- New Account Processing - The Company's commercial new accounts processing system has on-line links to commercial credit business and model based decision tools to assess the creditworthiness of new account applicants.

- Credit Card Embossing - Where applicable, the Company's software generates a file of approved new accounts, delivers the file for card embossing, and provides for distribution of embossed cards according to client specifications.






- Sales Authorizations - All card based transactions are electronically authorized by the Company utilizing the same point-of-sale terminals the client has in place for other card payment types, such as general purpose bank cards.

- Statement and/or invoice processing - The Company prepares and sends statements and/or invoices as applicable to commercial account holders. Large volumes and state-of-the-art equipment enable the Company to process efficiently and provide for customization to meet each commercial client's needs.

- Remittance Processing - The Company processes and deposits commercial account payments typically within 24 hours of their receipt.

- Account holder services - The Company's commercial customer service representatives answer account holder questions and handle billing inquiries. An automated call distribution system allows customer service representatives to answer telephone calls using the commercial client's name. The Company's commercial account holder service system enables the customer service representative to view the account holder's file and billing information on a computer screen allowing for effective responses to account holder inquiries.

- Collections - The Company uses a sophisticated on-line collection system to identify and prioritize delinquent accounts. The Company has specifically trained commercial account collection representatives to contact delinquent account holders in an effort to secure payments on past due accounts.

- Marketing support - The Company assists commercial clients in developing and executing marketing plans to advance the client's business. Account holder reporting and analysis tools are also made available to clients to enhance marketing effectiveness.

   Revenues from commercial accounts processing are included in managed programs in the Company's financial reports.

TeleServices

   The Company's TeleServices business provides call center teleservicing programs that focus on business-to-consumer applications. These applications are typically based on the Company's technological capabilities and professional customer service. For such services, the Company develops or utilizes customized software applications to respond to inbound calls from a client's customers and to facilitate appropriate actions based on the calls.

   The Company's service offerings focus on value-added inbound services, such as:

- Help-Desk and Technical Support - The Company provides user technical support programs for proprietary and off-the-shelf software applications, technical Internet user support and problem analyses.

- Inbound Teleservice - The Company provides customized customer service applications for clients by responding to inbound inquiries from their customers. Specific examples of this outsourcing service are the handling of billing inquiries, product feature inquiries, dealer locator applications, enrollment services, handling member benefit inquiries and many others.



- Catalog Order Management - The Company provides services to catalog and direct mail merchants to process inbound orders that are received via telephone, facsimile or Internet. Service features include order entry, cross-selling, authorization of credit purchases, real time interfaces with client warehouses and fulfillment centers, resolution of customer problems and reporting of customer and product data.

  Revenues generated from TeleServices applications are included in Transaction processing services in the Company's financial reports.

  Prodigy Services Corporation ("Prodigy"), a TeleServices client, has notified the Company of its intention to terminate the Member Services Agreement between Prodigy and the Company effective as of May 31, 1998. Prodigy and the Company have continued to negotiate to replace or renew the agreement, but there is no assurance that the agreement will be replaced or renewed. The Company believes that the termination of this agreement will not have a material adverse effect on the Company's financial condition or its results of operations.

Competition

   The Company's services are sold primarily to national and regional merchants. The Company competes on the basis of service quality, response time, customer support, customized system applications, reliability and price. The Company believes that it is among the industry leaders with respect to each of these factors.

   According to the Faulkner & Gray Credit Card Industry Directory (1998 Edition), based on the volume of outstanding receivables administered, GE Capital Retailer Financial Services has approximately 45% of the third party private label credit card marketplace. Also according to Faulkner & Gray, Household Retail Services, Beneficial National Bank, SPS Transaction Services and Bank One Private Label Credit Services are the next largest of the third party private label credit card providers identified, although the Company believes that no competitors other than GE Capital Retailer Financial Services are dominant in such marketplace. The principal competitors of the Company in the electronic network transaction processing marketplace include First Data Card Services, National City Processing Company, Alliance Card Services, First USA Paymentech, and BuyPass Corporation, although the Company believes that no competitors other than First Data Card Services are dominant in such marketplace. The primary third party competitor for the Company's commercial accounts processing business is GE Capital Retailer Financial Services. The Company's TeleServices business is client specific, and as such the Company does not compete with a defined set of competitors with respect to these services. Existing and potential competitors of the Company may have equal or greater financial, technological and/or marketing resources than the Company, and there can be no assurance that the Company will continue to be able to compete successfully with them.

Significant Clients

   Tandy Corporation is the Company's largest client, accounting for 23.6% of the Company's net operating revenues in 1997. The Company administers owned private label credit card programs and provides electronic transaction processing services for Tandy Corporation. The Goodyear Tire & Rubber Company ("Goodyear") is the Company's next largest client, accounting for 10.1% of the Company's net operating revenues in 1997. The Company administers owned private label credit card programs and provides electronic transaction processing services and TeleServices for Goodyear. None of the Company's other clients individually accounted for more than 10% of the Company's net operating revenues in 1997.
                                         -8-

Seasonal Factors

   The Company's results of operations are impacted by seasonal patterns of retail purchasing, but because certain seasonal trends are typically offsetting, their impact does not significantly affect the Company's overall results of operations. The number of transactions processed and the level of credit card loans outstanding typically grows during the fourth quarter followed by a flattening or decline in the subsequent first quarter. This seasonality results mainly from higher levels of retail sales in the fourth quarter than in the first quarter. During the fourth quarter, merchant discount revenue and revenues derived from transaction processing services typically increase but generally are accompanied by increases in expenses associated with the growth of credit card receivables. These increased expenses typically include the provision for loan losses, financing expenses, salaries and employee benefits expenses, processing and service expenses, and various other expenses. Correspondingly, in the first quarter, merchant discount revenue, revenues derived from transaction processing services and provision for loan loss expense typically decrease but generally are accompanied by increased finance charge revenue related to the preceding quarter's credit card loan growth.

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

   Funding of Receivables

   The HSB programs involve making loans to private label credit cardholders which create receivables from the cardholders. As such, the business is capital intensive. The Company's ability to add to or expand the HSB programs is limited by the amount of its available capital and by applicable regulatory ratios of capital to assets. The Company currently funds the capital needs of its operations by deposit taking activities utilizing certificates of deposit ("CDs") in denominations of $100,000 or more, securitizations of credit card loans and borrowings from MSDW.

   HSB administers a CD program through which CDs are issued to investors in denominations of $100,000 or more. Such CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to 12 months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of MSDW, and generally have a maturity of two to 10 years. As of December 31, 1997, CDs outstanding were $504.1 million, of which institutional CDs represented $227.8 million and retail CDs represented $276.3 million.

   The Company engages in credit card loan securitization transactions through the sale by HSB of credit card loans. When the Company securitizes its credit card loans, it retains the right to service the underlying credit card accounts, for which it receives fees. Loan securitizations have the effect of converting net credit income and credit card fees into loan servicing fees. See "Business - Hurley State Bank - Loan Securitization."


   Certain borrowings to support the HSB programs are currently provided pursuant to an Amended and Restated Borrowing Agreement (as amended, the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement") (collectively, the "Financing Agreements") with MSDW, pursuant to which MSDW has agreed to provide financing to the Company. The maximum amount available under the Borrowing Agreement, which expires on April 11, 1998, is $1.2 billion. The interest rate to be paid by the Company reflects MSDW's borrowing costs. At January 31, 1998, the Company had $570.0 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees in connection with its financing arrangements with MSDW. The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Financing Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with MSDW. If the Company were unable to reach a satisfactory agreement with MSDW for the renewal or the replacement of the Financing Agreements, the Company believes it would be able to meet its financial requirements over the next 12 months from other sources.

   Loan Securitization

   Selling loans through securitizations results in net credit income and fee income from credit card loans under HSB programs effectively being converted into loan servicing fees. A securitization transaction involves the sale by HSB of the credit card loans generated by a pool of HSB program credit card accounts to a separate legal entity created for loan securitizations. The securitizations result in removal of the credit card loans from the Company's balance sheet for both financial and regulatory accounting purposes. The private label credit cardholder is generally not aware that the credit card loans from his or her account have been included in a pool of securitized loans because the Company services on-balance-sheet and securitized loans in the same manner. Under the securitization agreements, the existence of certain conditions could cause early amortization of the affected pool of securitized loans and thereby increase the Company's need for alternative forms of financing. Such conditions include an increase in the amount of charge-offs over a specified rate.

   Payments by HSB program cardholders of finance charges and other amounts relating to the credit card loans are used to pay a rate of return to the holders of ownership interests in the receivables pools. Such payments are also used to pay a fee to the agent, to SPS, to a subsidiary of the Company as cash collateral depositor (net of investment income earned on the cash collateral deposit) and to reimburse the purchaser for cardholder accounts that are charged off. Any remaining amounts are effectively paid to HSB. In the event that such payments are insufficient to cover charge-offs, and to pay the rate-of-return agent fee and cash collateral fee, a cash collateral account has been established to make up any shortfall, up to the program's maximum cash collateral obligations. In addition, HSB is obligated to pay a monthly commitment fee to the purchaser of the credit card loans if any portion of the facility is unused. MSDW is the limited guarantor of performance.

   HSB maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at December 31, 1997, outstanding loans under such program were $300.0 million. HSB also maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at December 31, 1997, outstanding loans under such program were $280.0 million. At December 31, 1997, $580.0 million or 30.9% of the HSB program loans had been sold through loan securitizations.


                                         -10-
   The BCC and RCC loan securitization programs are scheduled to expire in April 1998 and October 1998, respectively. The Company expects to renew or replace these facilities on or prior to the expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to BCC and RCC under the programs will be paid to BCC or to RCC, as applicable, and the interests of BCC and RCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after a program's expiration date would remain on the Company's consolidated balance sheet.

Interest Rate Risk

   The Company's interest rate risk policies are designed to reduce the potential volatility of earnings that arises from changes in interest rates. This is accomplished primarily through matched financing, where possible, which entails matching the repricing schedules of credit card loans and the related financing. The Company's matched financing strategy targets the funding of variable rate credit card loans that are primarily indexed to the prime rate with floating rate financing that is primarily indexed to commercial paper rates and the federal funds rate. The Company generally retains basis risk between the prime rate and commercial paper/federal funds rates on variable rate credit card loans. Fixed rate credit card loans are generally funded with fixed rate financing (financing with an initial term of one year or greater).

   The Company also funds fixed rate credit loans with floating rate financing by utilizing interest rate swaps, cost of funds agreements and interest rate caps to adjust the repricing characteristics of its financing to fixed rate financing. Under interest rate swaps and cost of funds agreements, the Company effectively exchanges the interest payments on its financing with those of a counterparty. Interest rate cap agreements effectively establish a maximum interest rate on certain of the Company's floating rate borrowings. Interest rate swap agreements are entered into with an affiliate. Interest rate cap agreements are entered into with institutions that are established dealers in these instruments and that maintain certain minimum credit criteria established by the Company. Cost of funds agreements are entered into as part of agreements pursuant to which the Company both owns the credit card loan portfolio and provides private label credit card processing services to certain of its credit card merchant clients.

   To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements with notional amounts of $429.1 million and $465.6 million at December 31, 1997 and 1996, respectively.

   At December 31, 1997, the Company had no interest rate cap agreements. At December 31, 1996, the Company had outstanding interest rate cap agreements with notional amounts of $40.0 million.

   The Company's credit card portfolios consist of both variable interest rate credit card programs and fixed interest rate credit card programs. At December 31, 1997 and 1996, approximately 67% and 69% of the Company's credit card loans including securitized loans were variable interest rate loans.

   For a further discussion of the Company's interest rate risk and management policies, see "Risk Management" incorporated by reference in Part II, Item 7A of this report and see "Notes to Consolidated Financial Statements, Note 10 Financial Instruments" incorporated by reference in Part II, Item 8 of this report.


Executive Officers of the Registrant

   The following sets forth certain information concerning executive officers of the Company:

       Name                   Age                     Present Position
---------------------        ------    --------------------------------------
Thomas C. Schneider            60      Chairman of the Board, Chief Financial
                                         Officer and Director
Robert L. Wieseneck            60	      President, Chief Executive Officer and
                                         Director
Christine A. Edwards           45      General Counsel and Director
Robert W. Archer               59      Senior Vice President -- Sales/
                                                                Operations
Richard F. Atkinson            61      Senior Vice President -- Private Label
                                                                Consumer
David J. Peterson              40      Senior Vice President -- Commercial
                                                                Technology
                                                                Services
Russell J. Bonaguidi           46      Vice President and Controller
Robert J. Ferkenhoff           55      Vice President and Chief Information
                                         Officer
Larry H. Myatt                 54      Vice President -- Marketing and
                                                         Administration
Ruth M. O'Brien                44      Vice President -- TeleServices
Serge J. Uccetta               52      Vice President -- Private Label
                                                         Commercial
Mary Ann Warniment             48      Vice President -- Electronic Marketing

   Mr. Schneider has served as Chief Financial Officer and a Director of the Company since its formation and as Chairman of the Board since 1997. He has served as Executive Vice President, Chief Strategic and Administrative Officer and Director of MSDW since the Merger. Mr. Schneider served as Executive Vice President and Chief Financial Officer of DWD from 1987 until the Merger. He has also served as Executive Vice President and Chief Financial Officer of NCSI since 1987 and as a Director of NCSI since 1986.

   Mr. Wieseneck has served as President, Chief Executive Officer and a Director of the Company since its formation. He has served as President of SPS since 1987 and as a Director of SPS since 1988. Mr. Wieseneck has also served as President and Director of HSB since 1989. He has served as a Director of NCSI since 1991 and as an Executive Vice President of NCSI from December 1986 to April 1987 and since April 1988.

   Mrs. Edwards has served as a Director of the Company since 1997, and as its General Counsel since 1993. She served as Secretary of the Company from its formation until 1997. She has also served as Executive Vice President, Chief Legal Officer and Secretary of MSDW since the Merger. She served as Executive Vice President, General Counsel and Secretary of DWD from 1991 until the Merger. She has been General Counsel of NCSI since 1988, a Director of NCSI since 1990 and Executive Vice President and Secretary of NCSI since 1991.

   Mr. Archer has served as Senior Vice President - Sales/Operations of the Company since 1997. Prior thereto he served as Senior Vice President -- Sales of the Company and as a Senior Vice President of SPS from 1994 to 1997. Mr. Archer served as Vice President -- Sales of the Company from 1992 until 1994 and as a Vice President of SPS from 1988 until 1994.



   Mr. Atkinson has served as Senior Vice President -- Private Label Consumer of the Company since 1997. Prior thereto he served as Senior Vice President -- Operations of the Company and as a Senior Vice President of SPS from 1994 until 1997. Mr. Atkinson served as Vice President -- Operations of the Company from 1992 until 1994 and as a Vice President of SPS from 1986 until 1994. Mr. Atkinson has served as a Senior Vice President of HSB since 1991.

   Mr. Peterson has served as Senior Vice President -- Commercial Technology Services of the Company since 1997. Prior thereto he was Vice President -- Network Services and Corporate Development of the Company from 1995 to 1997 and Vice President -- Corporate Development of the Company from 1994 until 1995. Mr. Peterson was an investment banker for DWR from 1987 until 1993.

   Mr. Bonaguidi has served as Vice President and Controller of the Company, HSB and SPS since 1994. Prior thereto he was National Manager of Credit Card Banking for Sears, Roebuck and Co. from 1992 until 1994 and Vice President -- Controller of Prime Option Services, Inc. (an affiliate of the Company) from 1990 until 1992.

   Mr. Ferkenhoff has served as Vice President and Chief Information Officer of the Company since 1994 and of SPS since 1993. Prior thereto he was Vice President -- Information Technology of the Company from 1993 until 1994 and Vice President -- Information Services for Sears Merchandise Group from 1989 until 1993.

   Mr. Myatt has served as Vice President -- Marketing and Administration of the Company since 1996. Prior thereto he was Vice President -- Marketing and Product Development of the Company from 1992 until 1996 and a Vice President of SPS since 1986.

   Ms. O'Brien has served as Vice President -- TeleServices of the Company since 1996. Prior thereto she was Director of Operational Outsourcing for SPS and Director of Client Services for SPS from 1994 until 1996, and from 1990 until 1994, respectively.

   Mr. Uccetta has served as Vice President -- Private Label Commercial of the Company since 1997. Prior thereto he was Vice President -- Card Services of the Company from 1995 to 1996 and Vice President -- Card Services of SPS since 1993. Mr. Uccetta served as Director of Commercial Accounts for the Company from 1993 until 1995. Prior to joining SPS, Mr. Uccetta was Director -- Strategic Programs of Citibank from 1991 until 1993.

   Ms. Warniment has served as Vice President -- Electronic Marketing of the Company since 1997. Prior thereto she served as Vice President -- Electronic Information Services of the Company from 1993 to 1997 and as a Vice President of SPS since 1990. She was Vice President -- Information Technology of the Company from 1992 until 1993.

   There are no family relationships between any of the foregoing persons.

Employees

   As of December 31, 1997, the Company had 3,740 full-time equivalent employees, of which 609 were salaried and 3,131 were hourly. Of the hourly employees, approximately 30% were part-time. Approximately 3,280 of the Company's full-time equivalent employees were located in field operations centers providing customer service and support. Of the approximately 385 full-time equivalent employees located at the Company's headquarters, 223 were


                                        -13-
engaged in supporting the Company's various businesses and administration and 162 were engaged in systems development and maintenance. None of the employees of the Company are covered by a collective bargaining agreement. The Company has not experienced any work stoppages and considers its relations with its employees to be good.

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

   CEBA Limitations

   CEBA provides that if HSB fails to comply with the statutory restrictions affecting its status as a credit card bank, any entity controlling HSB may, among other things, be required to divest control of HSB. HSB believes, however, that in light of the programs it has in place, the limitations of CEBA will not have a material impact on HSB's ability to service or to maintain the cardholder programs. Future federal or state legislation, regulation or interpretation of federal or state legislation or regulation could, however, adversely affect the business of HSB or the relationship of any such controlling entity with HSB.

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

   Dividends and Transfers of Funds

   There are various legal limitations on the extent to which HSB can finance or otherwise supply funds, through dividends, loans or otherwise, to the Company and its affiliates. The FDIC is authorized to prohibit HSB from engaging in any unsafe and unsound practice in conducting its business, and it is possible that under some circumstances the FDIC could claim that payment of a dividend was an unsafe and unsound practice. In addition, under federal law, a bank cannot pay a dividend that will cause such bank to be "undercapitalized". HSB's state regulator also has the authority to prohibit unsafe and unsound practices. The payment of dividends by HSB may also be affected by other factors, such as the need to maintain adequate capital or to
meet loan demands.                     -14

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

   FIRREA Cross-Guarantee Provisions

   Pursuant to certain provisions of the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), an insured depository institution which is commonly controlled with another insured depository institution is liable to the FDIC for any loss incurred, or reasonably anticipated to be incurred, by the FDIC in connection with the default of such commonly controlled institution, or any assistance provided by the FDIC to such commonly controlled institution which is in danger of default. The term "default" is defined to mean the appointment of a conservator or receiver for such institution. Under this provision, HSB could be required to reimburse the FDIC for such losses resulting from the default of any other insured depository institution which is under common control with HSB (for example, Greenwood Trust Company, a Delaware state bank, and MountainWest, both of which are owned by MSDW, the ultimate majority stockholder of HSB) and such reimbursement could be required even if it would cause the bank providing the reimbursement also to go into default. Such liability is subordinated in right of payment to deposit liabilities, secured creditors, other than obligations owed to any affiliate of the depository institution (with certain exceptions) and any obligations and any other general or senior liability, and any obligation subordinated to depositors or other general obligations to stockholders in such capacity.

Item 2.  PROPERTIES

   The Company's headquarters are located in Riverwoods, Illinois, where it leases approximately 97,400 square feet of office space from NCSI for a term expiring in January 2000. The Company also conducts significantly all of its operations out of owned facilities located in Gray, Tennessee and Sioux Falls, South Dakota, and out of leased facilities located in Layton, Utah and Asheville, North Carolina. The Gray, Tennessee facility contains approximately 131,000 square feet that, as of December 31, 1997, housed approximately 1,585 full-time equivalent Company employees involved in processing accounts for certain managed and HSB programs, administering TeleServices and providing certain data communications functions related to the Company's Network Transaction Services. The Sioux Falls, South Dakota facility contains approximately 65,000 square feet that, as of December 31, 1997, housed approximately 725 full-time equivalent Company employees involved in processing accounts for HSB programs and providing TeleServices. HSB operates out of the Sioux Falls facility. The Layton, Utah facility contains approximately 81,000 square feet that, as of December 31, 1997, housed approximately 880 full-time equivalent Company employees involved in processing accounts for certain managed and HSB programs and providing TeleServices. The Layton, Utah facility is leased for a term expiring in June 2001. The Asheville, North Carolina facility was opened in 1997 and contains approximately 39,900 square feet that, as of December 31, 1997, housed approximately 90 full-time equivalent Company employees involved in providing TeleServices. The Asheville, North Carolina facility is leased for a term expiring in December 2007.

The Company believes that its properties are adequate and suitable for its business as presently conducted.

Item 3.  LEGAL PROCEEDINGS

  In the normal course of business, the Company is involved in routine litigation incidental to the business. The consequences of these matters are not presently determinable; however, in the opinion of management after consultation with counsel, the ultimate liability, if any, will not have a material adverse effect on the consolidated financial position or results of operations of the Company.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.


                                        PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The section entitled "Quarterly Information" appearing on page 43 of the Company's Annual Report to Stockholders to be mailed to stockholders on or about March 31, 1997 for the year ended December 31, 1997 (the "Annual Report") is incorporated herein by reference in response to information required by Item 5.

   The fair market value of a share of Common Stock at the close of business on January 31, 1998, as reported in The Wall Street Journal, was $24.1875.

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

Item 6.  SELECTED FINANCIAL DATA

   The section entitled "5-Year Selected Financial Data" appearing on page 43 of the Annual Report is incorporated herein by reference in response to information required by Item 6.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 through 25 of the Annual Report is incorporated herein by reference in response to information required by Item 7.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The section entitled "Risk Management" appearing on pages 23 through 25 of the Annual Report is incorporated herein by reference in response to information required by Item 7A.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The sections entitled "Consolidated Balance Sheets" appearing on page 26 of the Annual Report, "Consolidated Statements of Income" appearing on page 27 of the Annual Report, "Consolidated Statements of Cash Flows" appearing on page 28 of the Annual Report, "Consolidated Statements of Changes in Stockholders' Equity" appearing on page 29 of the Annual Report, "Notes to Consolidated Financial Statements" appearing on pages 30 through 39 of the Annual Report, "Independent Auditors' Report" appearing on page 42 of the Annual Report and "Quarterly Information" appearing on page 43 of the Annual Report are incorporated herein by reference in response to information required by Item 8.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The section entitled "Nominees for Election as Directors" in the Company's proxy statement to be mailed to stockholders on or about April 27, 1998 for the June 9, 1998 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference in response to information concerning directors required by Item 10.

   The information concerning executive officers required by Item 10 is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

   The section entitled "Executive Compensation" and the section entitled "Stock Performance Graph" in the Proxy Statement are incorporated herein by reference in response to information required by Item 11.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The section entitled "Security Ownership of Directors and Officers" in the Proxy Statement is incorporated herein by reference in response to information required by Item 12.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The section entitled "Certain Relationships" in the Proxy Statement is incorporated herein by reference in response to information required by Item 13.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

1. Financial Statements. The following Consolidated Financial Statements of SPS Transaction Services, Inc. are incorporated herein by reference from the Annual Report:

                                                                Annual Report
                                                                     Page
                                                                -------------
     Consolidated Balance Sheets                                        26
     Consolidated Statements of Income                                  27
     Consolidated Statements of Cash Flows                              28
     Consolidated Statements of Changes in Stockholders' Equity         29
     Notes to Consolidated Financial Statements                         30
     Independent Auditors' Report                                       42

2. Financial Statement Schedules. The following Financial Statement Schedules are incorporated herein by reference from the Annual Report:

     Quarterly Financial Information                                    43*

     Schedule I - Condensed Financial Statements of SPS Transaction
     Services, Inc. (Parent Company Only)                              S-1**

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

10.5 Amendment to the Advantis/SPS Payment Systems, Inc. Master Agreement for Systems Operations Services effective March 13, 1997, between Advantis and SPS (incorporated by reference from Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K")).

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

10.17 Letter Agreement dated as of September 1, 1995, between SPS and NOVUS Services, Inc. (successor in interest to Discover Card)("NSI"), amending the System Access Agreement entered into August 1, 1992, the Terminal Service Agreement made as of January 1, 1992, as amended, and the Third Party Processing and Cooperative Network Service Agreement made as of September 28, 1992 (incorporated by reference from Exhibit 10.17 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).

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

10.20 Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1997 among HSB, the Company, SPS, DWD, BCC and Societe Generale (incorporated by reference from Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (the "1997 First Quarter Form 10-Q")).

10.21*Fourth Amended and Restated Receivables Purchase Agreement dated as of October 31, 1997, among HSB, SPS, MSDWD, RCC and Bank of America National Trust and Savings Association.

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

10.25*Agreement of Sublease made as of December 31, 1997 between SPS and MountainWest.

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

10.29#Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 4.1 of the MSDWD Registration Statement No. 33-63024 on Form S-8).

10.30#1994 Omnibus Equity Plan (incorporated by reference from Exhibit
      10.52 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.31#Employees Replacement Stock Plan (incorporated by reference from Exhibit
      4.2 of the MSDWD Registration Statement No. 33-63024 on Form S-8).

10.32#Amendment to the Employees Replacement Stock Plan (adopted June 18,
      1993)(incorporated by reference from Exhibit 10.1 of the MSDWD Current Report on Form 8-K dated November 18, 1993).

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

10.35 Facility Fee Letter Agreement dated September 1, 1995 between the Company and DWD (incorporated by reference from Exhibit 10.3 of the 1995 Third Quarter Form 10-Q).

10.36#SPS Transaction Services, Inc. Employee Stock Purchase Plan (amended and restated as of January 1, 1996) (incorporated by reference from Exhibit
      10.36 of the 1995 Form 10-K).

10.37#SPS Transaction Services, Inc. Amended and Restated Formula Plan for Non-
      Affiliate Directors (incorporated by reference from Exhibit 10.38 of the 1992 Form 10-K).

10.38#SPS Transaction Services, Inc. Amended and Restated 1992 Employees Stock
      Plan (incorporated by reference from Exhibit 10.39 of the 1992 Form 10-
      K).

10.39#SPS Transaction Services, Inc. 1995 Omnibus Equity Plan (incorporated by reference from Exhibit 10.40 of the 1994 Form 10-K).

10.40#SPS Transaction Services, Inc. Amended and Restated Tax Deferred Equity
      Participation Plan (incorporated by reference from Exhibit 4.3 of the Company's Registration Statement No. 333-412 on Form S-8).

10.41#NOVUS Credit Services Inc. Supplemental Retirement Income Plan, formerly known as the Sears Consumer Financial Corporation Supplemental Retirement Income Plan, effective as of January 1, 1989 (incorporated by reference from Exhibit 10.36 of the MSDWD Registration Statement No. 33-56104 on Form S-1).

10.42#Tax Deferred Equity Participation Plan (amended and restated October 21,
      1994) (incorporated by reference from Exhibit 4.1 of the Post-
      Effective Amendment No. 1 to the MSDWD Registration Statement No. 33-82240 on Form S-8).

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

10.49 Letter Amendment to Third Amended and Restated Master Receivables Purchase Agreement dated as of December 6, 1996 among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association (incorporated by reference from Exhibit 10.49 of the 1996 Form 10-K).

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

10.53 Service Agreement dated as of September 1, 1996, between SPS and NSI (incorporated by reference from Exhibit 10.3 of the 1996 Third Quarter Form 10-Q).

10.54 First Amendment to the Lease Agreement made on March 20, 1997, between NCSI and SPS (incorporated by reference from Exhibit 10.54 of the 1996 Form 10-K).

10.55 Lease Agreement made as of January 1, 1997, between NCSI and SPS (incorporated by reference from Exhibit 10.55 of the 1996 Form 10-K).

10.56#First Amendment to the NOVUS Credit Services Inc. Supplemental Retirement
      Income Plan (adopted December 8, 1992) (incorporated by reference from
      Exhibit 10.41 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.57#Second Amendment to the NOVUS Credit Services Inc. Supplemental
      Retirement Income Plan (adopted June 15, 1993) (incorporated by reference from Exhibit 10.42 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.58#Third Amendment to the NOVUS Credit Services Inc. Supplemental Retirement
      Income Plan (adopted February 13, 1995) (incorporated by reference from
      Exhibit 10.27 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.59*#Amendment to the SPS Transaction Services, Inc. Amended and Restated Tax
       Deferred Equity Participation Plan (adopted April 29, 1997).

10.60 Third Amendment to the Amended and Restated Borrowing Agreement dated as of January 31, 1997, between the Company and DWD (incorporated by reference from Exhibit 10.1 of the 1997 First Quarter Form 10-Q).

10.61 Fourth Amendment to the Amended and Restated Borrowing Agreement dated as of April 13, 1997, between the Company and MSDWD (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 (the "1997 Second Quarter Form 10-Q")).

10.62 Amendment to the Facility Fee Letter Agreement dated as of April 13, 1997 between the Company and MSDWD (incorporated by reference from Exhibit
      10.2 of the 1997 Second Quarter Form 10-Q).

10.63*First Amendment to Third Party Processing and Cooperative Network
      Service Agreement entered into January 1, 1998 between NSI and SPS.

10.64#Amendment to Tax Deferred Equity Participation Plan (adopted October
      3,1997) (incorporated by reference from Exhibit 10.17 of the MSDWD Annual Report on Form 10-K for the fiscal year ended November 30, 1997).

10.65*Second Amendment to the Terminal Service Agreement dated as of January 1,
      1997, between SPS and NSI.

10.66*#SPS Senior Management Retention Plan (adopted November 19, 1997).

10.67*#SPS Incentive Plan (adopted November 19, 1997).
                                        -24-
11.0* Statement Re: Computation of Earnings per Common Share.

13.1* Annual Report to Stockholders. Except for those portions expressly incorporated by reference herein, the 1997 Annual Report is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 22.1 of the 1992 Form 10-K).

23.1* Independent Auditors' Consent.

24.1* Powers of Attorney.

27.0* Financial Data Schedule.

* Filed herewith.
# Management contract or compensatory plan or arrangement.

(b)  Current Reports on Form 8-K

      A Current Report on Form 8-K dated January 27, 1998 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's fourth quarter earnings release.

      A Current Report on Form 8-K dated November 12, 1997 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1997 Third Quarter Report to Stockholders.

      A Current Report on Form 8-K dated October 21, 1997 was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's third quarter earnings release.




























                                         -25-
                                 SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                           (Registrant)

                                    By: ROBERT L. WIESENECK
                                        ------------------------------
                                        Robert L. Wieseneck, President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on March 30, 1998, by the following persons on behalf of the Registrant and in the capacities indicated:

           Signature                               Capacity
---------------------------------       --------------------------------------
THOMAS C. SCHNEIDER*
---------------------------------
Thomas C. Schneider                     Chairman of the Board
                                        Chief Financial Officer and Director
                                        (Principal Financial Officer)
ROBERT L. WIESENECK
---------------------------------
Robert L. Wieseneck                     President, Chief Executive Officer and
                                        Director (Principal Executive Officer)
RUSSELL J. BONAGUIDI*
---------------------------------
Russell J. Bonaguidi                    Vice President and Controller
                                        (Principal Accounting Officer)
FRANK T. CARY*
---------------------------------
Frank T. Cary                           Director

CHRISTINE A. EDWARDS*
---------------------------------
Christine A. Edwards                    General Counsel and Director

MITCHELL M. MERIN*
---------------------------------
Mitchell M. Merin                       Director

CHARLES F. MORAN*
---------------------------------
Charles F. Moran                        Director

PHILIP J. PURCELL*
---------------------------------
Philip J. Purcell                       Director

DENNIE M. WELSH*
---------------------------------
Dennie M. Welsh                         Director

*ROBERT L. WIESENECK
---------------------------------
By Robert L. Wieseneck,
Attorney-in-fact                         -26-

SCHEDULE I


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)


CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------
(In Thousands)

                                                         December 31,
                                                 ----------------------------
                                                     1997             1996
                                                 -----------      -----------
Assets:
   Investments in consolidated subsidiaries      $   204,424      $   191,597
   Advances to subsidiaries                          100,374           40,553
   Due from an affiliated company                        463            2,148
   Other assets                                          283              282
                                                 -----------      -----------
Total Assets                                     $   305,544      $   234,580
                                                 ===========      ===========

Liabilities and Stockholders' Equity:
   Payables to subsidiaries                      $    19,765      $     6,130
   Due to affiliated companies                        21,426            3,520
   Other liabilities                                   1,318              538
                                                 -----------      -----------
     Total liabilities                                42,509           10,188
   Total stockholders' equity                        263,035          224,392
                                                 -----------      -----------
Total Liabilities and Stockholders' Equity       $   305,544      $   234,580
                                                 ===========      ===========


See notes to condensed financial statements.


SCHEDULE I


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In Thousands)

                                                        December 31,
                                             ----------------------------------
                                               1997         1996         1995
                                             --------     --------     --------
Dividends received from subsidiaries         $ 25,000     $     --     $ 15,000
Interest on advances to subsidiaries           39,513       44,375       23,526
Other revenues                                     --        2,258          573
                                             --------     --------     --------
   Total revenues                              64,513       46,633       39,099
                                             --------     --------     --------


Interest expense                               38,158       42,661       18,169
Other expenses                                    177          180          192
                                             --------     --------     --------
   Total expenses                              38,335       42,841       18,361
                                             --------     --------     --------

Income before income taxes and equity
   in undistributed net earnings of
   subsidiaries                                26,178        3,792       20,738
Income tax expense                                504        1,416        2,258
                                             --------     --------     --------
Income before equity in undistributed
   net earnings of subsidiaries                25,674        2,376       18,480
Equity in undistributed net earnings
   of subsidiaries                             12,826       20,870       24,993
                                             --------     --------     --------
Net income                                   $ 38,500     $ 23,246     $ 43,473
                                             ========     ========     ========



See notes to condensed financial statements.



SCHEDULE I

SPS TRANSACTION SERVICES, INC.
(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------
(In Thousands)

                                                Year Ended December 31,
                                           -----------------------------------
                                              1997         1996         1995
                                           ---------    ---------    ---------
Cash Flows From Operating Activities:
Net income                                 $  38,500    $  23,246    $  43,473
Adjustments to reconcile net income to
  net cash flows from operating activities:
   Compensation payable in common stock           72          855          401
   Equity in undistributed net earnings
    of subsidiaries                          (12,826)     (20,870)     (24,993)
   (Increase) decrease in operating assets:
     Due from an affiliated company            1,685       (1,575)        (573)
     Other assets                                 (1)         (39)        (243)
    Increase (decrease) in operating
     liabilities:
     Due to affiliated companies              18,345        1,303        4,072
     Other liabilities                           780         (159)          50
                                           ---------    ---------    ---------
       Net cash from operating activities     46,555        2,761       22,187
                                           ---------    ---------    ---------

Cash Flows From Investing Activities:
Investments in and advances to
  subsidiaries, net                          (46,187)      (2,883)     (17,822)

Cash Flows From Financing Activities:
Due to an affiliated company                      --           --       (3,073)
Proceeds from exercise of stock options           52          622          665
Changes in treasury stock, net                  (420)        (500)      (1,957)
                                           ---------    ---------    ---------
       Net cash from financing activities       (368)         122       (4,365)
                                           ---------    ---------    ---------

Cash                                               0            0            0
Cash, Beginning of Year                           --           --           --
                                           ---------    ---------    ---------
Cash, End of Year                          $       0    $       0    $       0
                                           =========    =========    =========
Supplemental Disclosures of Cash Flow
  Information:
Cash paid for interest                     $  38,857    $  42,316    $  15,021
Cash (refunded) paid for income taxes           (344)       1,641        2,406
                                           =========    =========    =========
Supplemental Schedule of Noncash Investing
  and Financing Activities:
Employee stock benefit plan
  transactions                             $     439    $     959    $     924
                                           =========    =========    =========
See notes to condensed financial statements.


SPS TRANSACTION SERVICES, INC.
(Parent Company Only)


NOTES TO CONDENSED FINANCIAL STATEMENTS



1. Introduction and Basis of Presentation

   The condensed financial statements, including the notes thereto, of SPS Transaction Services, Inc. (the "Parent Company") should be read in conjunction with the consolidated financial statements of SPS Transaction Services, Inc. and subsidiaries (the "Company") and the notes thereto found in pages 26-39 of the Company's 1997 Annual Report to Stockholders (the "Annual Report") which is incorporated by reference in this Form 10-K.

   The Company is a 73.5% majority owned subsidiary of NOVUS Credit Services Inc. ("NCSI"), which in turn is a wholly owned, direct subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. At that time Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. On March 24, 1998 the shareholders of MSDWD approved the change of its corporate name to Morgan Stanley Dean Witter & Co. ("MSDW").

2. Dividends Received from Subsidiaries

   The Company received dividends from its consolidated subsidiaries totaling $25.0 million and $15.0 million for the years ended December 31, 1997 and 1995, respectively. No dividends were received by the Company from its consolidated subsidiaries for the year ended December 31, 1996

3. Payment of Dividends

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

INDEPENDENT AUDITORS' REPORT

Stockholders and Board of Directors
SPS Transaction Services, Inc.

We have audited the consolidated financial statements of SPS Transaction Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 18, 1998; such financial statements and report are included in your 1997 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included Schedule I listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




/s/ Deloitte & Touche LLP
Chicago, Illinois
February 18, 1998

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

10.5        Amendment to the Advantis/SPS Payment Systems, Inc.
            Master Agreement for Systems Operations Services effective March 13, 1997, between Advantis and SPS (incorporated by reference from Exhibit 10.5 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "1996 Form 10-K")).

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

10.17 Letter Agreement dated as of September 1, 1995, between SPS and NOVUS Services, Inc. (successor in interest to Discover Card)("NSI"), amending the System Access Agreement entered into August 1, 1992, the Terminal Service Agreement made as of January 1, 1992, as amended, and the Third Party Processing and Cooperative Network Service Agreement made as of September 28, 1992 (incorporated by reference from
            Exhibit 10.17 of the Company's Annual Report on
            Form 10-K for the fiscal year ended December 31, 1995 (the "1995 Form 10-K")).

10.18 Third Amended and Restated Master Receivables Purchase Agreement dated as of July 19, 1995, and First Amendment to the Third Amended and Restated Master Receivables Purchase Agreement dated as of December 15, 1995, each among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association (incorporated by reference from Exhibit 10.18 of the 1995 Form 10-K).

10.19 Assignment and Assumption Agreement dated as of July 19, 1995, among HSB, SPS, DWD, RPC, RCC and Bank of America National Trust and Savings Association (incorporated by reference from
            Exhibit 10.19 of the 1995 Form 10-K).

10.20 Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1997 among HSB, the Company, SPS, DWD, BCC and Societe Generale (incorporated by reference from Exhibit
            10.2 of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (the "1997 First Quarter Form 10-Q")).

10.21*      Fourth Amended and Restated Receivables Purchase
            Agreement dated as of October 31, 1997, among HSB, SPS, MSDWD, RCC and Bank of America National
            Trust and Savings Association.

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

10.25*      Agreement of Sublease made as of December 31,
            1997 between SPS and MountainWest.

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

10.29# Omnibus Equity Incentive Plan (incorporated by reference from Exhibit 4.1 of the MSDWD Registration
            Statement No. 33-63024 on Form S-8).

10.30# 1994 Omnibus Equity Plan (incorporated by reference from Exhibit 10.52 of the MSDWD Annual Report on
            Form 10-K for the fiscal year ended December 31,
            1993).

10.31# Employees Replacement Stock Plan (incorporated by reference from Exhibit 4.2 of the MSDWD Registration
            Statement No. 33-63024 on Form S-8).

10.32#      Amendment to the Employees Replacement Stock Plan
            (adopted June 18, 1993)(incorporated by reference from Exhibit 10.1 of the MSDWD Current Report on
            Form 8-K dated November 18, 1993).

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

10.35       Facility Fee Letter Agreement dated September 1,
            1995 between the Company and DWD (incorporated by reference from Exhibit 10.3 of the 1995 Third
            Quarter Form 10-Q).

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

10.41#      NOVUS Credit Services Inc. Supplemental
            Retirement Income Plan, formerly known as the Sears Consumer Financial Corporation
            Supplemental Retirement Income Plan, effective as of January 1, 1989 (incorporated by reference from Exhibit 10.36 of the MSDWD Registration
            Statement No. 33-56104 on Form S-1).

10.42#      Tax Deferred Equity Participation Plan
            (amended and restated October 21, 1994)
            (incorporated by reference from Exhibit 4.1 of the Post-Effective Amendment No. 1 to the MSDWD Registration Statement No. 33-82240 on Form S-8).

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

10.49 Letter Amendment to Third Amended and Restated Master Receivables Purchase Agreement dated as of December 6, 1996 among HSB, SPS, DWD, RCC and Bank of America National Trust and Savings Association (incorporated by reference from
            Exhibit 10.49 of the 1996 Form 10-K).

10.50 Addendum to the Merchant Services Agreement dated as of April 1, 1994, between HSB and Goodyear
            (incorporated by reference from Exhibit 10.52 of the 1994 Form 10-K).

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

10.53 Service Agreement dated as of September 1, 1996, between SPS and NSI (incorporated by reference from Exhibit 10.3 of the 1996 Third Quarter
            Form 10-Q).

10.54       First Amendment to the Lease Agreement made on
            March 20, 1997, between NCSI and SPS (incorporated by reference from Exhibit 10.54 of the 1996
            Form 10-K).

10.55 Lease Agreement made as of January 1, 1997, between NCSI and SPS (incorporated by reference from Exhibit 10.55 of the 1996 Form 10-K).

10.56# First Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted December 8, 1992) (incorporated by reference from
            Exhibit 10.41 of the MSDWD Annual Report on
            Form 10-K for the fiscal year ended December 31,
            1993).

10.57#      Second Amendment to the NOVUS Credit Services
            Inc. Supplemental Retirement Income Plan
            (adopted June 15, 1993) (incorporated by reference from Exhibit 10.42 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December
            31, 1993).

10.58# Third Amendment to the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (adopted February 13, 1995) (incorporated by reference from
            Exhibit 10.27 of the MSDWD Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.59*#     Amendment to the SPS Transaction Services, Inc.
            Amended and Restated Tax Deferred Equity
            Participation Plan (adopted April 29, 1997).

10.60 Third Amendment to the Amended and Restated Borrowing Agreement dated as of January 31, 1997, between the Company and DWD (incorporated by reference from Exhibit 10.1 of the 1997 First Quarter Form 10-Q).

10.61       Fourth Amendment to the Amended and Restated
            Borrowing Agreement dated as of April 13, 1997, between the Company and MSDWD (incorporated by reference from Exhibit 10.1 of the Company's
            Quarterly Report on Form 10-Q for the
            quarterly period ended June 30, 1997 (the
            "1997 Second Quarter Form 10-Q")).

10.62 Amendment to the Facility Fee Letter Agreement dated as of April 13, 1997 between the Company and MSDWD (incorporated by reference from Exhibit
            10.2 of the 1997 Second Quarter Form 10-Q).

10.63*      First Amendment to Third Party Processing and
            Cooperative Network Service Agreement entered into January 1, 1998 between NSI and SPS.

10.64# Amendment to Tax Deferred Equity Participation Plan (adopted October 3,1997) (incorporated by reference from Exhibit 10.17 of the MSDWD Annual Report on Form 10-K for the fiscal year ended November 30, 1997).

10.65* Second Amendment to the Terminal Service Agreement dated as of January 1, 1997, between SPS and NSI.

10.66*#SPS  Senior Management Retention Plan (adopted November
            19, 1997).

10.67*#SPS  Incentive Plan (adopted November 19, 1997).

11.0*       Statement Re: Computation of Earnings per Common
            Share.

13.1* Annual Report to Stockholders. Except for those portions expressly incorporated by reference herein, the 1997 Annual Report is furnished for the information of the Commission and is not deemed "filed" as part of this Annual Report on Form 10-K.

21.1 Subsidiaries of the Company (incorporated by reference from Exhibit 22.1 of the 1992
            Form 10-K).

23.1*       Independent Auditors' Consent.

24.1*       Powers of Attorney.

27.0*       Financial Data Schedule.

* Filed herewith.
# Management contract or compensatory plan or arrangement.