Form 10-K/A
period 1997-12-31
SPS TRANSACTION SERVICES INC
filed 1998-04-30
CIK 882741

 ==============================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-K/A

[X]       Amendment No. 1 to Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 31, 1998, the Registrant had 27,277,357 shares of Common Stock outstanding. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1998 was approximately $186,288,164.

                      Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to Stockholders mailed to stockholders on or about March 31, 1998 for the year ended December 31, 1997 are incorporated by reference in Parts I, II and IV.

==============================================================================

     The undersigned hereby amends Items 10, 11, 12 and 13 of its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as set forth in this Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Philip J. Purcell, 54, has served as a director of the Company since its formation and served as its Chairman of the Board from its formation to April 1997. Mr. Purcell has been the Chairman of the Board and Chief Executive Officer of MSDW, an indirect parent of the Company, Dean Witter Reynolds Inc. ("DWR"), a direct subsidiary of MSDW, and NOVUS Credit Services Inc. ("NCSI"), a direct subsidiary of MSDW, since May 1997. He served as Chairman of the Board and Chief Executive Officer of Dean Witter, Discover & Co. ("DWD") from 1986 to May 1997.

     Robert L. Wieseneck, 60, has served as President, Chief Executive Officer and a director of the Company since its formation. He has served as President of SPS Payment Systems, Inc. ("SPS"), a wholly-owned subsidiary of the Company, since 1987 and as a director of SPS since 1988. Mr. Wieseneck has also served as President and as a director of Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, since 1989. He has served as a director of NCSI since 1991 and as an Executive Vice President of NCSI from December 1986 to April 1987 and since April 1988.

     Frank T. Cary, 77, has served as a director of the Company since 1992. Mr. Cary served as Chief Executive Officer of International Business Machines Corporation ("IBM") from 1973 until 1981 and as its Chairman of the Board from 1973 until 1983. Mr. Cary serves on the boards of directors of Celgene Corporation, Cygnus Therapeutic Systems, ICOS Corporation, Lexmark International, Inc., Lincare, Inc., Seer Technology Inc. and Teltrend Inc.

     Christine A. Edwards, 45, has served as a director of the Company since 1997 and as its General Counsel since 1993. She served as Secretary of the Company from its formation until 1997. She has served as Executive Vice President, Chief Legal Officer and Secretary of MSDW since May 1997 and served as Executive Vice President, General Counsel and Secretary of DWD from 1991 to May 1997. She has also served as a director, Executive Vice President, General Counsel and Secretary of DWR since January 2, 1991. She has been General Counsel of NCSI since 1988, a director since 1990 and Executive Vice President and Secretary since 1991.

     Mitchell M. Merin, 44, has served as a director of the Company since 1994. Mr. Merin has served as President and Chief Executive Officer of Dean Witter Inter Capital since 1998, as Executive Vice President and Chief Administrative Officer of DWD from 1994 until 1997, as an Executive Vice President of DWR since 1990, as Chief Administrative Officer of DWR since 1994, as an Executive Vice President of NCSI since 1994 and as a director of NCSI since 1994.

     Charles F. Moran, 68, has served as a director of the Company since its formation. Mr. Moran has been a director of HSB since January 1996. He served as the Senior Vice President, Administration of Sears, Roebuck and Co. ("Sears") from 1989 until his retirement in 1993. Mr. Moran is also a director of Thermadyne Holdings Inc., Donnelley Enterprise Solutions Inc. and Advantica Restaurant Group Inc.

     Thomas C. Schneider, 60, has served as Chief Financial Officer and a director of the Company since its formation and as its Chairman of the Board since April 29, 1997. Mr. Schneider has served as an Executive Vice President and Chief Strategic and Administrative Officer and director since 1997 and served as Executive Vice President and Chief Financial Officer of DWD from 1987 to May 1997. He has also served as Executive Vice President and Chief Financial Officer of NCSI since 1987 and as a director of NCSI since 1986. Mr. Schneider has been Chief Financial Officer of DWR since 1987, an Executive Vice President of DWR since 1984 and a director of DWR since 1981.

     Dennie M. Welsh, 55, has served as a director of the Company since 1993. Mr. Welsh has been Senior Vice President and Group Executive, IBM Global Services since April 1997 and served as General Manager, IBM Global Services from January 1995 until April 1997. Mr. Welsh has been Chairman of the Board of Integrated Systems Solutions Corporation, a wholly owned subsidiary of IBM, and was its President and Chief Executive Officer from 1991 until 1993.

There are no family relationships between any of the foregoing persons.

EXECUTIVE OFFICERS

     The information concerning executive officers required by Item 10 is set forth in Part I, Item 1 of this Annual Report on Form 10-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder require that directors, officers and beneficial owners of more than 10% of the Common Stock file certain reports regarding their beneficial ownership of Common Stock with the Securities and Exchange Commission. The Company believes that all such required reports were timely filed during and for 1997, except for a report that was timely filed for Mr. Peterson, but which inadvertently excluded an option grant that was made to Mr. Peterson in April 1997. The transaction has been subsequently reported to the Securities and Exchange Commission.


ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

     Under the Formula Plan, non-affiliate directors are granted options to purchase the number of shares of Common Stock equal to $40,000 divided by the fair market value of a share of Common Stock (determined at the time of each grant) on the first day of the month following the month in which such non-affiliate director was elected or appointed to the Board of Directors and at the close of business on the date of the annual meeting of stockholders, if at least two months following any previous grant. The exercise price per share of Common Stock is 100% of the fair market value of a share of Common Stock at the time of grant. Non-affiliate directors also receive an annual retainer of $12,000 and $3,000 for each committee on which such director serves and a $1,000 fee for each Board of Directors meeting attended, a $500 fee for each committee or related meeting attended and reimbursement of out-of-pocket expenses incurred to attend such meetings. With respect to the Board's Special Committee (which was disbanded in 1997), each non-affiliate director received an annual retainer of $12,000, the chairman received an additional $5,000 annual retainer and each committee member received a $1,000 fee for each committee meeting attended. Affiliate directors are eligible to receive grants of options to purchase shares of Common Stock pursuant to the Company's Amended and Restated 1992 Employees Stock Plan (the "Stock Plan") and the Company's 1995 Omnibus Equity Plan (the "Omnibus Equity Plan).

SUMMARY COMPENSATION TABLE

     The following summary compensation table specifies the components of the compensation packages of the Company's Chief Executive Officer and four other most highly compensated executive officers (the "named executive officers") for the years ended December 31, 1995, 1996 and 1997.

                                                                                   LONG TERM COMPENSATION
                                                                        -----------------------------------------------
                                    ANNUAL COMPENSATION                               AWARDS                PAYOUTS
                       -----------------------------------------------  ---------------------------------- ------------
                                                                                      NUMBER OF                           ALL
                                                          OTHER ANNUAL   RESTRICTED   SECURITIES              LTIP       OTHER
      NAME AND                                    BONUS   COMPENSATION  STOCK AWARDS  UNDERLYING            PAYOUTS   COMPENSATION
 PRINCIPAL POSITION   YEAR     SALARY ($)(1)     ($)(3)       ($)           ($)        OPTIONS/SARS(#)(4)        ($)     ($)(5)
--------------------  ----    ----------------- -------- -------------  ------------  -------------------- ---------  ------------
Robert L. Wieseneck   1997        295,000        250,000      -0-            -0-               85,591          -0-       1,300
(CEO and President).  1996        285,000         55,000      -0-            -0-               72,000          -0-         900
                      1995        275,000        260,000      -0-            -0-              100,000          -0-       3,216

Richard F. Atkinson.  1997        207,000        140,000      -0-            -0-               30,909          -0-       1,300
(Senior Vice          1996        198,000         40,000      -0-            -0-               36,000          -0-         900
President-Private     1995        192,000        150,000      -0-            -0-               50,000          -0-       3,216
Label Consumer)

Robert W. Archer....  1997        207,000        122,000      -0-            -0-               16,200          -0-       1,300
(Senior Vice          1996        198,000         40,000      -0-            -0-               36,000          -0-         900
President-Sales/      1995        192,000        150,000      -0-            -0-               50,000          -0-       3,216
Operations)


                                     - 3 -

Serge Uccetta.......  1997        176,000         87,000      -0-            -0-                  -0-          -0-       1,300
(Vice President-      1996        170,000         13,000      -0-            -0-               14,000          -0-         900
Private Label         1995        165,000         65,000      -0-            -0-                5,500          -0-       3,067
Commercial)

David J. Peterson...  1997        166,667(2)     100,000      -0-            -0-               15,000          -0-       1,300
(Senior Vice          1996        150,000         35,000      -0-            -0-               14,000          -0-         900
President-Commercial  1995        140,000         72,000      -0-            -0-                1,500          -0-       3,216
 Technology Services)

_______________________
(1) Includes $8,000 earned in 1997 and $6,000 earned in 1996 by each named executive officer, and $9,000 earned in 1995 by Messrs. Wieseneck, Atkinson, Archer and Peterson and $8,444 earned in 1995 by Mr. Uccetta, but deferred at each such executive's election pursuant to the SPS START.

(2) Mr. Peterson was compensated at an annual salary of $160,000 until May 1, 1997, at which time he was promoted and his annual salary was increased to $170,000.

(3) All bonuses earned in 1997, 1996 and 1995 include amounts equal to 20% of each named executive officer's bonus for such year that were deferred pursuant to each such executive's participation in the Tax Deferred Equity Plan during such years. Pursuant to the Tax Deferred Equity Plan, all such deferred bonus amounts were directed to the purchase for the account of each named executive officer of shares of Common Stock at a price per share of $17.560 in 1997, $12.847 in 1996 and $22.069 in 1995, each of which price represents 80% of the average fair market value of such shares (as defined in each applicable Plan) during the fourth quarter of 1997, 1996 and 1995, as applicable. Purchase of Common Stock in 1997 resulted in awards of approximately 2,847 shares to Mr. Wieseneck, 1,595 shares to Mr. Atkinson, 1,390 shares to Mr. Archer, 991 shares to Mr. Uccetta and 1,139 shares to Mr. Peterson. Purchases of Common Stock made pursuant to the Tax Deferred Equity Plan in 1996 resulted in awards of approximately 856 shares to Mr. Wieseneck, 623 shares to Messrs. Atkinson and Archer, 202 shares to Mr. Uccetta and 545 shares to Mr. Peterson. Purchases of Common Stock made pursuant to the Tax Deferred Equity Plan in 1995 resulted in awards of approximately 2,356 shares to Mr. Wieseneck, 1,359 shares to each of Messrs. Atkinson and Archer, 589 shares to Mr. Uccetta and 652 shares to Mr. Peterson. All such shares of Common Stock vest two years after the date of award and are distributed five years after such date.

(4) All grants made in 1995 and Non-ROR grants in 1997 were options to purchase MSDW common stock pursuant to the MSDW Equity Incentive Omnibus Plan (the "MSDW Omnibus Plan") and 1997 Restoration Option Right ("ROR") grants were options to purchase MSDW common stock pursuant to the MSDW Employee's Equity Accumulation Plan.

(5) Consists of the amount of any employer matching contributions under the SPS START.



     The following tables disclose, for the named executive officers, information regarding stock options granted during, held at the end of or exercised in 1997 pursuant to the Stock Plan, the MSDW Omnibus Plan and the MSDW Replacement Stock Plan. There were no stock appreciation rights granted or exercised during such year.

OPTION/SAR GRANT TABLE

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR

                        NUMBER OF SECURITIES     % OF TOTAL                              POTENTIAL REALIZABLE VALUE
                      UNDERLYING OPTIONS/SARS    OPTIONS/SARS                            AT ASSUMED ANNUAL RATES OF
                            GRANTED (#)          GRANTED TO    EXERCISE OR              STOCK PRICE APPRECIATION FOR
                     --------------------------  EMPLOYEES IN  BASE PRICE   EXPIRATION          OPTION TERM
       NAME          NON ROR(1)       ROR(2)     FISCAL YEAR     ($/SH)        DATE           5%($)         10%($)
------------------- ----------       --------    ------------  -----------  -----------       ------        -------
Robert L. Wieseneck   50,000               -         0.22%       35.500        1/16/07      1,116,288      2,828,893
                           -           6,547         0.03%       45.8125       1/31/01         64,638        139,200
                           -          29,044         0.13%       45.8125       2/21/03        452,524      1,026,622
Richard F. Atkinson   16,200               -         0.07%       35.500        1/16/07        361,677        916,561
                           -           2,157         0.01%       52.4375       1/31/01         24,375         52,493
                           -          12,552         0.06%       52.4375       2/21/03        223,849        507,838
Robert W. Archer...   16,200               -         0.07%       35.500        1/16/07        361,677        916,561
Serge Uccetta......        -               -          -            -              -              -              -
David J. Peterson..   15,000(3)            -        35.79%       17.375        4/28/07        163,906        415,369

___________________
(1) Except as otherwise noted, all options granted to the named executive officers in the year ended December 31, 1997 were options to purchase MSDW common stock at an exercise price equal to the closing price of a share of MSDW common stock as reported on the NYSE Composite Tape on January 17, 1997, the award date. Such options are exercisable at a rate of one-third per year over a three-year period beginning on January 17, 1998.

(2) RORs were granted with respect to options previously received by these executive officers which provide that in the event a "change of control" of the Company occurs or the recipient terminates employment with the Company as a result of a "full career retirement," any unvested portion of the award will immediately vest and become exercisable. An ROR entitles the grantee in respect of an underlying option (an "Underlying Option"), upon exercise of such Underlying Option at a time when the grantee is an employee of the Company or a related employer, and upon tendering shares of Common Stock to the Company in satisfaction of the exercise price of such Underlying Option, to the automatic grant of an additional option (a "Restoration Option") to acquire the number of shares of Common Stock equal to the numbers of shares of Common Stock delivered to pay the exercise price of the Underlying Option, and delivered or withheld to pay taxes owed as a result of such exercise, at a per share price equal to the closing price of a share of Common Stock as reported on the NYSE Composite Tape on the exercise date of such Underlying Option. Each such option is vested upon grant and has the same expiration date and transferability provisions as its Underlying Option. All of the Restoration Options listed were granted on July 7, 1997 and July 31, 1997, the date of exercise of the Underlying Options.

(3) Options granted to Mr. Peterson in the year ended December 31, 1997 were options to purchase Common Stock at an exercise price equal to the closing price of a share of Common Stock as reported on the NYSE Composite Tape on April 29, 1997, the award date. Such options are exercisable at a rate of one-third per year over a three-year period beginning on April 29, 1998.


   OPTION/SAR EXERCISES AND YEAR-END VALUE TABLE


   AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR, AND FISCAL YEAR-END
                              OPTION/SAR VALUES

                                                                    NUMBER OF
                                                                   SECURITIES
                                                                   UNDERLYING       VALUE OF UNEXERCISED
                                                                   UNEXERCISED           IN-THE-MONEY
                                                                 OPTIONS/SARS AT         OPTIONS/SARS
                                                                    FY-END (#)           AT FY-END($)
                      SHARES ACQUIRED    VALUE REALIZED            EXERCISABLE/          EXERCISABLE/
       NAME            ON EXERCISE(1)        ($)(1)               UNEXERCISABLE        UNEXERCISABLE(2)
-------------------   ----------------   ---------------       -------------------   --------------------
Robert L. Wieseneck      0/58,206         0/1,883,577            329,189/98,000(3)    7,630,781/1,181,250
Richard F. Atkinson      0/34,764         0/1,101,848            144,507/40,200(4)      3,229,822/382,725
Robert W. Archer...       0/3,000           0/105,656            124,384/40,200(5)      2,611,842/382,725
Serge Uccetta......           0/0                 0/0              13,166/9,334(6)              228,594/0
David J. Peterson..         0/375            0/14,027             18,291/24,334(7)          67,539/77,813

______________________

(1) Options exercised to purchase Common Stock are listed first, and options exercised to purchase MSDW common stock are listed second.

(2) Value is based on the closing price of Common Stock on December 31, 1997 ($22.5625) or the closing price of MSDW common stock on December 31, 1997 ($59.125), as the case may be, minus the exercise or base price.

(3) Includes options to purchase 142,908 shares of Common Stock and 186,281 shares of MSDW common stock that were exercisable as of December 31, 1997 and options to purchase 48,000 shares of Common Stock and 50,000 shares of MSDW common stock that were not exercisable as of December 31, 1997.

(4) Includes options to purchase 64,916 shares of Common Stock and 79,591 shares of MSDW common stock that were exercisable as of December 31, 1997 and options to purchase 24,000 shares of Common Stock and 16,200 shares of MSDW common stock were not exercisable as of December 31, 1997.

(5) Includes options to purchase 72,384 shares of Common Stock and 52,000 shares of MSDW common stock that were exercisable as of December 31, 1997 and options to purchase 24,000 shares of Common Stock and 16,200 shares of MSDW common stock that were not exercisable as of December 31, 1997.

(6) Includes options to purchase 7,666 shares of Common Stock and 5,500 shares of MSDW common stock that were exercisable as of December 31, 1997 and options to purchase 9,334 shares of Common Stock and 0 shares of MSDW common stock that were not exercisable as of December 31, 1997.

(7) Includes options to purchase 16,666 shares of Common Stock and 1,625 shares of MSDW common stock that were exercisable as of December 31, 1997 and options to purchase 24,334 shares of Common Stock and 0 shares of MSDW common stock that were not exercisable as of December 31, 1997.

PENSION PLANS

     The named executive officers are covered under a number of different pension plans, principally because of the Company's corporate history. The following narrative indicates estimated annual benefits payable upon retirement to each of the named executive officers, as of December 31, 1997, for the specified final average compensation and years of service classifications under the pension plans and formulas applicable to each such executive officer. Such plans include the Sears, Roebuck and Co. Pension Plan (the "Sears Pension Plan"), the NOVUS Credit Services Inc.

Pension Plan (the "NCSI Pension Plan"), the NOVUS Credit Services Inc. Supplemental Retirement Income Plan (the "NCSI Supplemental Plan") and the Dean Witter Reynolds Inc. Pension Plan (the "DWR Pension Plan"). The Sears Pension Plan, the NCSI Pension Plan and the DWR Pension Plan are defined benefit pension plans intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"). The NCSI Supplemental Plan is a nonqualified, unfunded retirement plan intended to pay certain participants in the NCSI Pension Plan, whose benefits under such plan as of April 6, 1992 have been limited by certain restrictions imposed by the Code, benefits equal to the benefits that would have been payable to such participants under the NCSI Pension Plan if it were not for such limitations, provided that such benefits shall not exceed those that would have been payable if a participant's earnings had increased by 5% annually per year from 1994 until the year of his retirement.

     Compensation or "earnings" under the Sears Pension Plan, the NCSI Pension Plan and the DWR Pension Plan generally refers to total annual cash compensation for services rendered to Sears, MSDW, and the Company and their affiliates, including certain pre-tax salary deferrals, but excluding specified items such as incentive and long-term executive compensation plan awards, the value of stock awards and employer contributions to profit sharing plans. "Earnings" used to calculate benefits under the NCSI Pension Plan also include amounts deferred on and after January 1, 1995 under the Tax Deferred Equity Plan and the MSDW Tax Deferred Equity Participation Plan (the "MSDW TDEPP"). "Earnings" used to calculate benefits under the NCSI Supplemental Plan include earnings otherwise disregarded under the NCSI Pension Plan due to limitations set forth in the Code with respect to highly compensated employees.

     Mr. Wieseneck participates in the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan, but because the benefits payable to him under the NCSI Pension Plan have been limited by certain restrictions on benefits and compensation imposed by the Code, the benefits he would have received under the NCSI Pension Plan without regard to such limitations are provided under the NCSI Supplemental Plan. Mr. Wieseneck's projected annual pension benefit from the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan at retirement at age 65 is $265,242.

     Mr. Atkinson participates in the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan, but because the benefits he has accrued prior to December 31, 1993 would have been limited by current restrictions on compensation imposed by the Code, these benefits are provided under the NCSI Supplemental Plan subject to the compensation limits in effect as of December 31, 1993. Mr. Atkinson's projected annual pension benefit from the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan at retirement at age 65 is $106,677.

     Mr. Archer participates in the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan, but his benefits under the NCSI Pension Plan are calculated under a "grandfather" provision that, in general, provides for a greater benefit accrual rate and pension benefit than would otherwise be available under the NCSI Pension Plan. Mr. Archer's projected annual pension benefit from the Sears Pension Plan, the NCSI Pension Plan and the NCSI Supplemental Plan at retirement at age 65 is $103,754.

     Mr. Uccetta participates in the NCSI Pension Plan. Mr. Uccetta projected annual pension benefit from the NCSI Pension Plan at retirement at age 65 is $40,269.

     Mr. Peterson participates in the DWR Pension Plan and the NCSI Pension Plan. His projected annual pension benefit from the DWR Pension Plan and the NCSI Pension Plan at retirement at age 65 is $78,874.

     Current covered compensation in 1997 under the NCSI Pension Plan and, except for Messrs. Uccetta and Peterson, the NCSI Supplemental Plan, was $350,000 for Mr. Wieseneck and $160,000 for each of Messrs. Atkinson, Archer, Uccetta and Peterson. As of December 31, 1997, Messrs. Wieseneck, Atkinson, Archer, Uccetta and Peterson had 34.5, 37.6, 41.1, 3.3 and 10.5 years of benefit service, respectively. Benefits are computed on a straight life annuity basis and are subject to deductions for Social Security benefits and benefits accrued under the Sears Pension Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, the Compensation Committee of the Board of Directors was composed of Messrs. Cary, Moran, Purcell and Welsh, none of whom were officers or employees of the Company during such year.

     During 1997, Mr. Schneider served on the Compensation Committee of NCSI, five of whose executive officers during 1997, Thomas Butler and Messrs. Wieseneck, Purcell, Schneider and Merin, served, and (except for Mr. Butler) continue to serve, as directors of the Company, and one of whose executive officers, Mr. Purcell, served, and continues to serve, on the Compensation Committee of the Board of Directors.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee is responsible for establishing general compensation policies and specific compensation levels for the Company's executive officers. The Board administers the Company's stock-based incentive compensation plans, which consist of the Stock Plan, the Formula Plan, the Omnibus Equity Plan, the Stock Purchase Plan and the Tax Deferred Equity Plan.

     In order to attract and retain qualified persons to serve as executive officers, the Company seeks to offer executive officers total compensation levels (taking into account annual salary and benefits, annual bonuses and long-term incentives) that are comparable to those of its competitors, which include all of the companies that comprise the Company's peer group for the Performance Graph, in addition to certain other high technology companies, financial services organizations and other non-manufacturing organizations with annual revenues comparable to those of the Company.

     The ranges set by the Compensation Committee for salary, annual incentive compensation and long-term incentive compensation for each executive officer position are based on previous studies of the Company's competitors, which the Compensation Committee believes continue to offer a fair representation of the Company's competitive market. Actual salary for each position falls slightly below the midpoint of the range of salaries offered by such competitors for such positions. Adjustments within this range are based on a discretionary evaluation of a combination of the following factors: individual job performance, changes in the competitive range of salaries and the current location of a particular executive's salary within the salary target range.

     The Company pays annual cash bonuses as annual incentive compensation.
The Compensation Committee believes that basing annual incentive compensation amounts on the achievement of corporate performance goals creates a desirable link between value created for stockholders and executive compensation. Accordingly, the Compensation Committee annually establishes bonus targets for executive officers that are higher than the median for the Company's competitive group (as compared with the actual salary, which is slightly lower than such median) in order to tie the total cash compensation received by executive officers more directly to corporate performance as measured by net income and revenue growth, while keeping the total cash compensation package (without regard to amounts of annual cash bonuses deferred pursuant to awards made under the Tax Deferred Equity Plan as described below) at or about the median offered by the Company's competitors. In addition, the Company's performance generally has to meet designated threshold amounts for net income and revenue growth designated by the Compensation Committee before any bonuses can be awarded, although the Compensation Committee has the discretion to award bonuses of up to 30% of the aggregate initial bonus targets. The size of the bonus pool is determined by the Company's performance as measured by net income and revenue growth, further strengthening the link between annual incentive compensation and the creation of stockholder value.

     Bonus targets for 1997, which are expressed as a percentage of base salary, ranged from 30% to 60% of base salary. The actual bonuses paid, which may exceed target amounts if the Company's overall performance surpasses its objectives, depend upon (i) the Company's financial performance compared to expected performance for the year and historical performance in the previous year (principally in terms of net income and revenue growth), (ii) the achievement of specified performance priorities (principally on a company-wide basis) and (iii) a discretionary review of the executive officer's annual performance by the Chief Executive Officer of the Company and the Compensation Committee (or, in the case of the Chief Executive Officer's annual performance, by the Chairman of the Board of Directors and the Compensation Committee). For 1997, the total amount of actual bonuses paid (including amounts deferred pursuant to awards made under the Tax Deferred Equity Plan) constituted approximately 134% of the aggregate initial bonus targets. These bonus awards reflect the Compensation Committee's discretionary review of the performance of each executive officer as well as the Company's financial performance during 1997 in light of the business and competitive factors affecting the Company, including the ongoing adverse credit environment.

     Pursuant to the Tax Deferred Equity Plan, a percentage of certain executive officers' annual cash bonuses (which is fixed annually by the Board and which was 20% in 1997) is deferred and applied toward the grant of awards of Common Stock to such executives at 80% of the Common Stock's fair market value (as determined by the Tax Deferred Equity Plan). Common Stock awarded pursuant to the Tax Deferred Equity Plan vests two years after the date of award and is generally distributed five years after the date of award, so that its value to the executives is dependent on the degree to which the Common Stock's price has increased during such periods. Awards of Common Stock made under the Tax Deferred Equity Plan thereby add an element of long-term incentive compensation to the annual cash compensation of executive officers. The Company believes that by increasing executive officers' ownership of Common Stock, this additional component of long-term incentive compensation also increases executive officers' incentives to enhance stockholder value through improved Company performance.

     The Company paid all long-term incentive compensation in 1997 in the form of Common Stock options pursuant to the Omnibus Equity Plan. Such options are valued by utilizing an industry-modified Black-Scholes valuation model, against which the Company sets the aggregate size of option grants so as to approximate the median projected value of options offered in the Company's competitive market. The Company views options granted pursuant to the Omnibus Equity Plan as incentives to motivate executives to maximize the long-term growth and profitability of the Company, which will be reflected in the market performance of the Common Stock. Under the Omnibus Equity Plan, options may not be granted for less than the fair market value of the Common Stock on the date of grant, so that executives will recognize value from the grants only if the price of the Common Stock increases after the date of grant. The vesting schedule of option grants made pursuant to the Omnibus Equity Plan is within the discretion of the Board. All options granted under the Stock Plan in 1997, as shown in the Summary Compensation Table, provide for vesting over a period of three years.

     Policies with respect to the compensation of the Chief Executive Officer are the same as those discussed for executive officers generally, except that the historical and plan comparisons and performance priorities on which his annual incentive compensation is based are tied exclusively to company-wide goals. Mr. Wieseneck's salary for 1997 was slightly below the median for the Company's competitive market. Mr. Wieseneck's annual incentive compensation of $250,000 for 1997 represented 141.2% of his initial bonus target of 60% of base salary. Mr. Wieseneck's bonus award reflects the Compensation Committee's discretionary review of Mr. Wieseneck's performance as well as the Company's financial performance during 1997 in light of the business and competitive factors affecting the Company, including the ongoing adverse credit environment.

     The Company does not currently maintain any policy with respect to qualifying annual salary and bonus compensation paid to the named executive officers for deductibility under Section 162(m) of the Code, which was added to the Code in August 1993 and which limits the ability of the Company to deduct any such compensation in excess of $1,000,000 per year for federal income tax purposes unless certain conditions are met. For purposes of Section 162(m) of the Code, compensation includes salary, bonus and income resulting from the exercise of an option. The Company does not currently have any executive officers, including the Chief Executive Officer, who receive more than $1,000,000 in annual total compensation, but the Company is reviewing and will continue to explore the possibility of instituting a policy that would aim to preserve the deductibility of any such compensation in excess of the Section 162(m) limit should the need arise in the future. The Company intends that long-term incentive compensation granted pursuant to the Omnibus Equity Plan in the form of options and stock appreciation rights will satisfy the conditions necessary for deductibility under Section 162(m).

                                  Frank T. Cary
                                  Charles F. Moran
                                  Philip J. Purcell
                                  Dennie M. Welsh


STOCK PERFORMANCE GRAPH

     The following graph compares the Company's cumulative total stockholder return on an investment of $100 since February 26, 1992, the Company's initial trading date, with that of the S&P 500 Index and a group of peer issuers selected on an industry or line-of-business basis consisting of Automatic Data Processing, Concord EFS Inc., Envoy Corporation, Equifax Inc., First Financial Management Corporation (through and including 1994), FISERV, Inc., Electronic Data Systems Corporation (previously General Motors (Class E Common Stock)), Household International, Inc., MBNA Corporation, National Data Corporation and Total System Services, Inc. VeriFone, Inc. is not included in the Company's peer group for 1997 because it was merged into another company (with the other company being the surviving corporation) during such year.

                          TOTAL STOCKHOLDERS' RETURN
                    DECEMBER 31, 1992 - DECEMBER 31, 1997


                                    [GRAPH]

                  DEC. 31    DEC. 31    DEC. 31    DEC. 31    DEC. 31   DEC. 31
                    1992      1993       1994       1995       1996      1997
--------------------------------------------------------------------------------
Peer Group        $ 100      $ 106      $ 127      $ 183      $ 214     $ 265
--------------------------------------------------------------------------------
S&P 500             100        110        111        153        189       252
--------------------------------------------------------------------------------
SPS Transaction     100        139        121        137         70       104
--------------------------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following information with respect to the outstanding shares of Common Stock of the Company and of common stock of MSDW beneficially owned by each director and nominee for director of the Company, the Chief Executive Officer and four other most highly compensated executive officers of the Company, the directors and executive officers of the Company as a group and all beneficial owners of more than 5% of the Common Stock is furnished as of December 31, 1997. As of December 31, 1997, the Company was a 73.5% majority owned subsidiary of NCSI, which in turn is a wholly owned, direct subsidiary of MSDW.



                                                 COMPANY                          MSDW
                                               COMMON STOCK                   COMMON STOCK
                                      ------------------------------  -----------------------------
                                          NUMBER OF        PERCENT       NUMBER OF        PERCENT
                NAME                      SHARES(1)      OF CLASS(2)     SHARES (1)     OF CLASS(2)
                ----                  -----------------  -----------  ----------------  -----------
Philip J. Purcell...................      22,052    (3)       *       2,659,866    (4)       *
Robert W. Archer....................      97,614    (5)       *          67,400    (6)       *
Richard F. Atkinson.................      87,590    (7)       *          98,560    (8)       *
Serge Uccetta.......................      13,170    (9)       *           5,816   (10)       *
David J. Peterson...................      22,478   (11)       *           4,129   (12)       *
Robert L. Wieseneck.................     209,036   (13)       *         246,970   (14)       *
Frank T. Cary.......................      15,508   (15)       *               0             --
Charles F. Moran....................       8,395   (16)       *          19,076   (17)       *
Mitchell M. Merin...................         500              *         554,718   (18)       *
Thomas C. Schneider.................       1,002              *       1,117,801   (19)       *
Dennie M. Welsh.....................       7,404   (20)       *               0             --
Christine A. Edwards................       2,002                        571,976   (21)
NOVUS Credit Services Inc...........  20,000,000            73.5              0             --
2500 Lake Cook Road
Riverwoods, IL  60015
All directors and executive officers
as a group (17 persons).............     564,270             2.1      5,163,495              *

________________________
(1) To the knowledge of the Company, each holder has sole voting and investment power with respect to the shares listed unless otherwise indicated. The number of shares includes shares of Common Stock owned through the Company's START Plan (Savings Today Affords Retirement Tomorrow) (the "SPS START") and the Company's Employee Stock Purchase Plan (the "Stock Purchase Plan") and shares of MSDW common stock owned through the SPS

     START, the Dean Witter START Plan (Savings Today Affords Retirement Tomorrow) and the MSDW Stock Purchase Plan as of December 31, 1997. The number of shares has been rounded to the nearest whole share.

(2) Shares subject to options exercisable within 60 days of December 31, 1997 are considered outstanding for the purpose of determining the percent of the class held by the holder of such option, but not for the purpose of computing the percentage held by others. Percentages less than one percent are denoted by an asterisk.

(3) Includes 2,050 shares held in custodial accounts on behalf of Mr. Purcell's children for which he is custodian, as to which Mr. Purcell disclaims beneficial ownership.

(4) Includes 22,605 shares owned by Mr. Purcell's spouse, 10,344 shares held in custodial accounts on behalf of Mr. Purcell's children for which he is custodian, as to which Mr. Purcell disclaims beneficial ownership, and 1,407,737 shares subject to options.

(5) Includes 84,384 shares subject to options and 10,000 shares held through a partnership.

(6)  Includes 57,400 shares subject to options.

(7)  Includes 76,916 shares subject to options.

(8)  Includes 84,991 shares subject to options.

(9)  Includes 12,333 shares subject to options.

(10) Includes 5,500 shares subject to options.

(11) Includes 21,333 shares subject to options.

(12) Includes 1,625 shares subject to options.

(13) Includes 166,908 shares subject to options, 15,763 owned jointly with Mr. Wieseneck's spouse, 10,000 shares owned jointly with his brother and 12,936 shares owned by Mr. Wieseneck's children.

(14) Includes 202,947 shares subject to options, 33,716 shares owned jointly with Mr. Wieseneck's spouse, 6,206 shares owned jointly with his brother and 4,101 shares owned by Mr. Wieseneck's children.

(15) Includes 5,912 shares subject to options.

(16) Includes 4,248 shares subject to options.

(17) Includes 19,076 shares owned jointly with Mr. Moran's spouse.

(18) Includes 304,403 shares subject to options.

(19) Includes 489,344 shares subject to options.

(20) Includes 7,404 shares subject to options.

(21) Includes 339,372 shares subject to options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MANAGEMENT SERVICES AGREEMENT WITH NCSI

     The Company and NCSI are parties to a Management Services Agreement dated as of January 1, 1992, pursuant to which NCSI furnishes certain executive, accounting, financial, legal, tax, organizational, regulatory, insurance, personnel, employee benefit plans, management information systems, sales, marketing, purchasing, real estate and other services to the Company upon the Company's request. The nature and extent of the services provided by NCSI under the Management Services Agreement and the annual rates charged for such services are made in accordance with the same policies and procedures under which NCSI establishes such charges for its other subsidiaries and divisions. The Management Services Agreement is automatically renewed for successive one-year terms unless terminated as of the end of any term by either party upon 180 days' written notice. The rates charged historically have reflected the Company's proportionate share of direct expenses (based upon estimates of time the various personnel have allocated to the Company) and the Company's proportionate share of allocated expenses (based upon a pre-determined formula that considers the relative level of personnel, revenues and income of the Company). The Management Services Agreement does not prohibit the Company from obtaining similar services from third parties.

FINANCING AGREEMENTS WITH MSDW; INTEREST RATE SWAP AND CAP AGREEMENTS

     Effective September 1, 1995, the Company and MSDW entered into an Amended and Restated Borrowing Agreement (the "Borrowing Agreement"), an Amended and Restated Bridge Agreement (the "Bridge Funding Agreement") and a facility fee letter agreement (the "Facility Fee Agreement") (collectively, the "Financing Agreements"), pursuant to which MSDW has agreed to provide loans to the Company. Such loans may be either long- or short-term, as determined by MSDW and the Company, but will in any event mature upon the termination of the Borrowing Agreement. The maximum amount available under the Borrowing Agreement is $1.2 billion. The interest rate to be paid by the Company is equal to MSDW's actual cost of funds. The Borrowing Agreement expires on April 11, 1998. The Company expects to renew or replace the Financing Agreements prior to the expiration dates of such Financing Agreements. The Company is continuing to evaluate alternative sources of financing to replace all or a portion of its financing arrangements with MSDW.

     In connection with the Company's financing agreements with MSDW, under the Facility Fee Agreement, the Company has agreed to pay certain monthly facility fees to MSDW. In addition, the Company or SPS may enter into interest rate swap and cap agreements from time to time with either MSDW or NCSI pursuant to which the cost of funds borrowed on a floating rate basis by the Company, SPS or HSB may effectively be fixed.

THIRD PARTY PROCESSING AND COOPERATIVE NETWORK SERVICE AGREEMENT AND TERMINAL SERVICE AGREEMENT WITH NOVUS

     Pursuant to a Third Party Processing and Cooperative Network Service Agreement dated as of January 2, 1992, as amended, NOVUS Services, Inc. ("NOVUS," successor to Discover Card Services, Inc.), an affiliated entity, and the Company share electronic data links for VISA, MasterCard and American Express for the purposes of authorizing and completing NOVUS' transaction processing services. Effective January 1, 1998, the Company and NOVUS amended the Third Party Processing and Cooperative Network Service Agreement to extend its initial term through January 1, 2003. The Agreement will continue in effect thereafter unless terminated by either party upon 180 days written notice. In addition, pursuant to a Terminal Service Agreement dated as of January 1, 1992, as amended, the Company provides terminal maintenance, repair and preparation services to NOVUS. The Terminal Service Agreement is renewed for successive one-year terms unless the parties fail to agree on pricing for the additional term at least 180 days prior to the commencement of any additional term. The rates charged for the services provided by and to the Company under the Third-Party Processing and Cooperative Network Service Agreement are determined by an allocation of costs (based on proportionate transaction volume). Such rates can only be changed by the mutual agreement of the parties. Under the Terminal Service Agreement, maintenance and repair fees are charged on a per item basis.

SYSTEM ACCESS AGREEMENT WITH NOVUS

     The Company and NOVUS both participate in the transaction processing industry. Each sells and leases terminals to its customers and provides credit card transaction processing services through these terminals. Both processing programs utilize the same communications network. NOVUS and the Company entered into a System Access Agreement effective August 1, 1992, as amended. Pursuant to the System Access Agreement, the Company provides NOVUS with access to certain applications of the Company's point-of-sale transaction processing system that will assist NOVUS in its marketing of third-party transaction processing services. NOVUS pays the Company a per transaction fee for all point-of-sale transactions processed through the network by the Company and NOVUS for NOVUS clients, except for those transactions generated by certain large NOVUS clients that have a direct interface with the NOVUS authorization system. NOVUS has agreed to annual minimum usage requirements. The term of the System Access Agreement expires on August 1, 2000. As contemplated by the agreement, NOVUS may compete with the Company in the processing of certain transactions, although the Company will receive fees from NOVUS for such transactions.

SERVICE AGREEMENT WITH NOVUS

     Effective September 1, 1996, the Company entered into a Service Agreement with NOVUS in connection with NOVUS' co-brand and affinity card programs, whereby the Company provides NOVUS credit card processing services, including credit review, authorization, collection and other related services for the specified programs. NOVUS pays the Company a fee based upon the services provided, which fee can be increased if NOVUS does not achieve certain monthly minimum usage requirements. As long as NOVUS meets such minimum usage requirements, the Company has agreed not to provide certain similar services to any third-party direct competitor of NOVUS. The initial term of the Service Agreement expires on September 1, 1999, if a specified minimum usage requirement is achieved during the first year of the term, or if later, on the date two years after such requirement is first achieved. Thereafter, the term of the Agreement will be renewed for additional one-year terms unless terminated by either party upon 90 days written notice prior to the end of any term.

DEBIT CARD PROCESSING LETTER AGREEMENT AND SALES LEAD LETTER AGREEMENT WITH
NOVUS

     Pursuant to a Debit Card Processing Letter Agreement dated August 30, 1994, NOVUS forwards requests for debit card transaction processing services from its merchant customers to the Company, and the Company provides such services pursuant to separate agreements with such merchants. The Company then pays NOVUS a per transaction fee for each debit transaction so processed (for which the Company receives a separate fee from the merchant customers), and a per location fee for each new merchant location established on the Company's system through the Debit Card Processing Letter Agreement. Such Letter Agreement has an initial term of three years and will remain in effect for successive one-year terms thereafter unless terminated by either party upon 90 days written notice before the end of any term. In addition, pursuant to a Sales Lead Letter Agreement dated January 26, 1995, NOVUS provides the Company with sales lead referrals for merchants in connection with the Company's electronic transaction processing services business. For each such referred merchant, the Company pays NOVUS an amount equal to 10% of the annual net profit attributed to the transaction processing services provided by the Company to such merchant. The Letter Agreement is renewed for one-year terms each January 1 unless terminated by either party upon 60 days written notice prior to the end of any term.

MARKETING SERVICES AGREEMENT WITH NCSI

     Effective January 1, 1996, the Company entered into an Amended and Restated Marketing Services Agreement with NCSI pursuant to which the Company provides marketing and sales services to NCSI for the benefit of one of NCSI's subsidiaries, MountainWest Financial Corporation ("MountainWest"). As compensation for such services, NCSI has agreed to pay to the Company an annual fee based on MountainWest's after-tax return on certain of its assets. The Marketing Services Agreement will continue until such time as the Company no longer provides services to MountainWest under the Service Agreement between the Company and MountainWest.

SERVICE AGREEMENT WITH MOUNTAINWEST

     The Company and MountainWest are parties to a Service Agreement dated as of November 1, 1990, as amended, pursuant to which the Company provides an accounts receivable system and various credit services for MountainWest. Under the Service Agreement, the Company administers the programs for private label credit cards issued by MountainWest, which owns the credit card loans that are generated through use of such credit cards. The Company generally charges MountainWest one all-inclusive fee for the services it provides with respect to consumer accounts, and one all-inclusive fee for those it provides with respect to commercial accounts, in each case under the programs owned by MountainWest. The fee for commercial accounts is generally based on the total number of such accounts and related customer inquiries under the programs for such accounts. The fee for consumer accounts is based on a percentage of the outstanding receivables relating to consumer accounts under the programs for such accounts. These all-inclusive fees are derived from historical component pricing for individual services. Effective January 1, 1996, the Company and MountainWest amended the Service Agreement to extend its term through December 31, 1998.
The term of the Service Agreement continues thereafter for consecutive one-year periods unless terminated by either party upon 180 days written notice prior to January 1 of any year.

OPERATIONAL OUTSOURCING SERVICE AGREEMENT WITH MOUNTAINWEST

     Pursuant to a Service Agreement dated as of February 1, 1994, as amended, between the Company and MountainWest, the Company handles customer telephone inquiries in connection with MountainWest's Prime Option credit card program, including inquiries regarding matters such as account activation and balances, sales activity, payment history, billing statements and lost and stolen cards. The Company generally charges MountainWest on a per call basis based on volume service levels and the type of services provided. The fees for services are consistent with the pricing methodology that the Company uses to charge other operational outsourcing clients. The term of the Service Agreement expires February 1, 1998 and will be automatically renewed for additional one-year terms unless terminated by either party upon 60 days written notice prior to the term's expiration.

HEADQUARTERS LEASE WITH NCSI

     The Company leases its headquarters, which cover approximately 94,950 square feet in Riverwoods, Illinois, from NCSI pursuant to a Lease Agreement made February 1, 1993, for a specified base rent that includes real estate taxes and administrative and operating expenses and is subject to adjustments so that the base rental will not exceed the base rental charged to any NCSI subsidiary or affiliate that is also headquartered in the building. Effective February 1, 1997, the Company and NCSI amended the Lease Agreement to extend its term through January 31, 2000, to increase the square footage under the Lease Agreement, and to provide that the Lease Agreement is renewable at the Company's option for one three-year term at a specified base rental per square foot. The Company also has a lease for approximately 2,400 additional square feet of office space in the same building in Riverwoods, Illinois, from NCSI pursuant to a Lease Agreement made January 1, 1997, for a specified base rent that includes real estate taxes and administrative and operating expenses and is subject to adjustments so that the base rental will not exceed the base rental charged to any NCSI subsidiary or affiliate that is also headquartered in the building. The term of the lease covering this additional space also expires January 31, 2000, and the lease is renewable at the Company's option for one three-year term at a specified base rental per square foot.

SERVICE AGREEMENT WITH NEW CASTLE

     The Company and Discover Card Bank of New Castle ("New Castle") are parties to a Service Agreement dated as of January 1, 1991, pursuant to which the Company provides New Castle with an accounts receivable system and performs certain credit services for New Castle in connection with its private label credit card program. As compensation for such services, New Castle pays the Company a fee calculated as a specified percentage of the monthly average of the accounts receivable balance for each private label program serviced pursuant to this Agreement. The term of the Service Agreement commences January 1, 1991, and continues in effect thereafter unless terminated by either party by notice given at least 180 days prior to an anniversary date of this Agreement.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1998.

                                   SPS TRANSACTION SERVICES, INC.

                                   By: /s/ Robert L. Wieseneck
                                       ---------------------------------------
                                       Robert L. Wieseneck,
                                       President and Chief Executive Officer