Form 10-Q
period 1998-03-31
SPS TRANSACTION SERVICES INC
filed 1998-05-15
CIK 882741

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended March 31, 1998

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

As of April 30, 1998, the Registrant had 27,279,469 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 19 pages



















PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In thousands, except share data)
[CAPTION]

                                                     March 31,     December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   15,384     $   14,730
  Investments held to maturity - at amortized cost       36,896         36,617
  Credit card loans                                   1,169,727      1,295,787
  Allowance for loan losses                             (74,822)       (79,726)
                                                     ----------     ----------
    Credit card loans, net                            1,094,905      1,216,061
  Accrued interest receivable                            14,221         21,847
  Accounts receivable                                    25,666         29,349
  Due from affiliated companies                          16,561          9,921
  Amounts due from asset securitizations                 97,715         93,260
  Premises and equipment, net                            31,951         32,895
  Deferred income taxes                                  41,603         43,059
  Prepaid expenses and other assets                      14,851         14,664
                                                     ----------     ----------
TOTAL ASSETS                                         $1,389,753     $1,512,403
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    4,513    $     6,206
    Interest-bearing                                    540,195        504,088
                                                     ----------     ----------
  Total deposits                                        544,708        510,294
  Accounts payable, accrued expenses and other           78,215         80,283
  Income taxes payable                                   18,215         19,725
  Due to affiliated companies                           474,539        639,066
                                                     ----------     ----------
    Total liabilities                                 1,115,677      1,249,368
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,305,021 and
    27,276,269 shares issued; 27,277,357 and
    27,206,883 shares outstanding at March 31,
    1998 and December 31, 1997, respectively                273            273
  Capital in excess of par value                         81,792         81,586
  Retained earnings                                     192,680        182,845
  Common stock held in treasury, at cost, $.01
    par value, 27,644 and 69,386 shares at March
    31, 1998 and December 31, 1997, respectively           (611)        (1,662)
  Stock compensation related adjustments                    (58)            (7)
                                                     ----------     ----------
    Total stockholders' equity                          274,076        263,035
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,389,753     $1,512,403
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.




                                         2

SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In thousands, except per share data)
[CAPTION]

                                                           Three Months Ended
                                                                March 31,
                                                           -------------------
                                                             1998       1997
                                                           --------   --------
                                                               (Unaudited)
Processing and service revenues                            $ 68,142   $ 75,309
Merchant discount revenue                                     2,966      3,138
                                                           --------   --------
                                                             71,108     78,447

Interest revenue                                             55,206     64,076
Interest expense                                             17,039     20,382
                                                           --------   --------
  Net interest income                                        38,167     43,694
Provision for loan losses                                    27,011     31,711
                                                           --------   --------
  Net credit income                                          11,156     11,983
                                                           --------   --------

Net operating revenues                                       82,264     90,430

Salaries and employee benefits                               28,187     29,523
Processing and service expenses                              22,391     28,327
Other expenses                                               16,026     20,541
                                                           --------   --------
  Total operating expenses                                   66,604     78,391
                                                           --------   --------

Income before income taxes                                   15,660     12,039
Income tax expense                                            5,763      4,648
                                                           --------   --------
Net income                                                 $  9,897   $  7,391
                                                           ========   ========

Basic earnings per common share                            $   0.36   $   0.27

Diluted earnings per common share                          $   0.36   $   0.27

Basic weighted average common
  shares outstanding                                         27,249     27,197

Diluted weighted average common
  shares outstanding                                         27,465     27,367


See notes to unaudited consolidated financial statements.




                                          3
SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In thousands)
[CAPTION]

                                                          Three Months Ended
                                                               March 31,
                                                         ----------------------
                                                           1998          1997
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $  9,897     $  7,391
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization                           2,925        3,294
    Provision for loan losses                              27,011       31,711
    Compensation payable in common stock                      818           --
    Deferred income taxes                                   1,456          994
  (Increase) decrease in operating assets:
    Amounts due from affiliated companies                  (6,640)       5,933
    Accrued interest receivable and accounts receivable    11,309        8,704
    Amounts due from asset securitizations                 (4,455)          --
    Prepaid expenses and other assets                        (526)         677
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other           (1,157)       1,584
    Income taxes payable                                   (1,510)      (5,579)
    Amounts due to affiliated companies                     3,778        2,743
                                                         --------     --------
    Net cash from operating activities                     42,906       57,452
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases                (37,279)     (56,084)
  Investments held to maturity - maturities                37,000       42,000
  Net principal collected on credit card loans             92,678      101,905
  Purchases of premises and equipment, net                   (936)      (2,519)
                                                         --------     --------
    Net cash from investing activities                     91,463       85,302
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in noninterest-bearing deposits             (1,693)      (4,659)
  Net increase in interest-bearing deposits                36,107       19,765
  Net decrease in due to affiliated companies            (168,305)    (153,584)
  Proceeds from exercise of stock options                     176            1
  Purchase of treasury stock, at cost                          --           70
                                                         --------     --------
    Net cash from financing activities                   (133,715)    (138,407)
                                                         --------     --------

Increase in cash and due from banks                           654        4,347
Cash and due from banks, beginning of period               14,730       15,205
                                                         --------     --------
Cash and due from banks, end of period                   $ 15,384     $ 19,552
                                                         ========     ========



See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIOD ENDED MARCH 31, 1998 AND 1997
-------------------------------------------------------------------------------

A.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and its subsidiaries. The Company is a 73.3% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW").

  The Company provides a range of technology outsourcing services including the processing of credit and debit card transactions, consumer private label credit card programs, commercial account processing services, and call center customer service activities in the United States. SPS Payment Systems, Inc. ("SPS"), a wholly owned subsidiary of the Company, is incorporated in the State of Delaware. Hurley State Bank ("HSB"), a wholly owned subsidiary of the Company, is chartered as a bank by the State of South Dakota and is insured by the Federal Deposit Insurance Corporation.

  The Consolidated Balance Sheet as of March 31, 1998, and the Consolidated Statements of Income for the three months ended March 31, 1998 and 1997, and the Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current presentation.

  The consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require management to make estimates and assumptions regarding credit card loan loss levels, the potential outcome of litigation and other matters that affect the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the consolidated financial statements are prudent and reasonable. Actual results could differ from these estimates.

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

B.	 EARNINGS PER SHARE

   As of December 31, 1997 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 maintains the current earning per share ("EPS") category of net income per common share with "basic" EPS, which similarly reflects no dilution from common stock equivalents, and requires "diluted" EPS which reflects dilution from common stock equivalents based on the average price per share of the Company's common stock during the period. The EPS amounts of prior periods have been restated in accordance with SFAS No. 128. The adoption of SFAS No. 128 has not had a material effect on the Company's EPS calculations.

  The calculations of basic and diluted earnings per common share are based on the weighted average number of common shares outstanding for basic earnings per share and the total weighted average number of common shares and share equivalents outstanding for diluted earnings per share. The difference between basic and diluted earnings per share for the three months ended March 31, 1998, and 1997, is the result of including weighted common share equivalents totaling 215,865 and 169,845, respectively, in the computation of diluted earnings per share.


C.  OTHER ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income. SFAS No. 130 did not have any effect on the Company's financial statements for the periods presented as net income represents total comprehensive income.

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the disclosure requirements related to segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and interim reporting is not required until interim periods beginning after initial year of application.

  As of January 1, 1998, the Company adopted Statement of Position ("SOP") 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires the capitalization of certain costs related to the development or purchase of internal-use computer software. The adoption of SOP 98-1 was not material to the Company's consolidated financial position or results of operations.


D.  ALLOWANCE FOR LOAN LOSSES

  The changes in the allowance for loan losses were as follows:
[CAPTION]

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                              (In Thousands)
                                                              1998       1997
                                                            -------    -------
Balance, beginning of period                               $ 79,726    $88,397
Additions:
  Provision for loan losses                                  27,011     31,711

Deductions:
  Charge-offs                                               (38,091)   (41,361)
  Less: recoveries                                            6,176      5,647
                                                            -------    -------
  Net charge-offs                                           (31,915)   (35,714)
                                                            -------    -------
Balance, end of period                                      $74,822    $84,394
                                                            =======    =======

  At March 31, 1998, there were $61.9 million in loans past due 30 days through 89 days, and $49.2 million in loans past due 90 days through 179 days.

  Credit card loans sold through asset securitization transactions and serviced by the Company totaled $580.0 million at March 31, 1998 and 1997.

E. SUBSEQUENT EVENT

  On April 18, 1998, the Company and Associates First Capital Corporation ("The Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which the Company has agreed to sell and The Associates has agreed to acquire substantially all of the assets of the Company, consisting of all of the capital stock of the Company's two wholly-owned operating subsidiaries - SPS Payment Systems, Inc. and Hurley State Bank, for a price of approximately $896 million in cash, upon the terms and subject to the conditions of the Purchase Agreement, including certain regulatory approvals and approval by the Company's stockholders. The Associates has also agreed to fund the repayment of all intercompany indebtedness of SPS Payment Systems, Inc. and Hurley State Bank, and their subsidiaries, owing to the Company or its affiliates.

  The per share price that will be distributed to the Company's public stockholders, which will be approximately $32, will be greater than the per share price to be received by MSDW, since MSDW will assume certain liabilities and obligations incurred by the Company in connection with the sale. The distribution of the purchase price to the Company's public stockholders will be effected pursuant to a merger of the Company with an indirect subsidiary of MSDW as soon as practical after the closing of the sale of assets. The per share amount to be received by the public stockholders will be set forth in the Company's proxy statement that will be mailed to stockholders in connection with a special stockholders meeting to vote upon the sale and the merger. Holders of options to purchase Company common stock who have not previously exercised their options will receive in the merger an amount of cash per share underlying such option equal to the amount, if any, by which the per share purchase price paid in the merger to public stockholders of Company stock exceeds the exercise price of the options.

   NOVUS Credit Services Inc., a subsidiary of MSDW that owns approximately
73.3 percent of all the Company's outstanding stock ("NOVUS"), has entered into a voting agreement with The Associates pursuant to which NOVUS has agreed to vote all shares of the Company owned by it in favor of the transactions contemplated by the Purchase Agreement. The voting agreement is terminable upon the earliest to occur of (i) the prior termination of the Purchase Agreement, (ii) the consummation of the sale transaction contemplated by the Purchase Agreement and (iii) January 18, 1999. Unless the Voting Agreement is terminated in accordance with its terms, NOVUS's obligation to vote in favor of the transactions contemplated by the Purchase Agreement is unconditional and absolute. The sale is expected to be completed during the third quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  On April 18, 1998, the Company and The Associates entered into the Purchase Agreement pursuant to which the Company has agreed to sell and The Associates has agreed to acquire substantially all of the assets of the Company, consisting of all of the capital stock of the Company's two wholly-owned operating subsidiaries - SPS Payment Systems, Inc. and Hurley State Bank, for a price of approximately $896 million in cash, upon the terms and subject to the conditions of the Purchase Agreement, including certain regulatory approvals and approval by the Company's stockholders. The Associates has also agreed to fund the repayment of all intercompany indebtedness of SPS Payment Systems, Inc. and Hurley State Bank, and their subsidiaries, owing to the Company or its affiliates.

RESULTS OF OPERATIONS

  The Company's net operating revenues consist of processing and service revenues, merchant discount revenue and net credit income, which are derived as a result of its four principal business services: TeleServices, Network Transaction Services, Commercial Accounts Processing and Consumer Credit Card Services.

  Processing and service revenues consist of four components (as described below): Transaction processing services, Managed programs, HSB programs and Servicing fees on securitized loans.

  Transaction processing services include revenues received as a result of TeleServices call center processing and Network Transaction Services such as electronic transaction processing, the sale and servicing of point-of-sale terminals, and a System Access Agreement with NOVUS Services, Inc., an affiliated company. Revenues from TeleServices typically are based upon the length of service minutes and type of customer contacts processed through activities such as technical help-desk inquiries, customer billing inquiries and catalog order processing. Revenues from electronic transaction processing typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount.

  Managed programs includes revenues received as a result of Commercial Accounts Processing and those Consumer Credit Card Services which the Company administers, but for which it does not act as the card issuer or own the credit card loans. Managed program revenues are derived from fees based on the volume of the services provided and on services provided in the administration of credit life insurance programs.

  HSB programs primarily consist of late fee revenue assessed on those Consumer Credit Card Services accounts for which the Company issues the credit card on behalf of the client and owns the credit card loans that are generated through the use of the card.

  Servicing fees on securitized loans are revenues derived from credit card loans that have been sold to investors through asset securitizations. Such revenues are the result of the fees earned for servicing the underlying credit card accounts. Loan securitizations have the effect of converting portions of net credit income, merchant discount revenue and credit card fees to a component of processing and service revenues for the credit card accounts that are securitized.
                                          8
  Merchant discount revenue is derived from the Company's owned Consumer Credit Card Services, portions of which are deferred and accreted to interest revenue. Generally, credit card sales are subject to a discount charged to the merchant based upon contractual percentages. This percentage varies by portfolio and by the type of credit plan offered.

  Interest revenue represents finance charges derived from owned Consumer Credit Card Services, investment interest and the accretion of certain deferred merchant discount revenue. Net credit income is calculated by subtracting interest expense and the provision for loan losses from interest revenue.

  The following table presents, for the periods indicated, the percentage relationship that certain statement of income items bear to net operating revenues and the period-to-period percentage dollar increase or decrease in each item.
[CAPTION]

                                                          Three Months Ended
                                                                March 31,
                                                            Period-to-Period
                                                          --------------------
                                                           1998   1997  Change
                                                          ------ ------ ------
NET OPERATING REVENUES:
  Processing and service revenues                          82.8%  83.3%  (9.5)%
  Merchant discount revenue                                 3.6    3.4   (5.5)
  Net credit income                                        13.6   13.3   (6.9)
                                                          -----  -----  -----
                                                          100.0  100.0   (9.0)
OPERATING EXPENSES:
  Salaries and employee benefits                           34.3   32.7   (4.5)
  Processing and service expenses                          27.2   31.3  (21.0)
  Other expenses                                           19.5   22.7  (22.0)
                                                          -----  -----  -----
                                                           81.0   86.7  (15.0)
  Income before income taxes                               19.0   13.3   30.1
  Income tax expense                                        7.0    5.1   24.0
                                                          -----  -----  -----

  Net income                                               12.0%   8.2%  33.9 %
                                                          =====  =====  =====

  Net income for the three months ended March 31, 1998 was $9.9 million, an increase of $2.5 million, or 33.9%, over the same period a year ago. Both basic and diluted earnings per common share were $0.36 for the three month period, compared to $0.27 in the prior year's first quarter.

  Net operating revenues for the first quarter of 1998 declined to $82.3 million, a decrease of 9% over the same period last year. The decrease in net operating revenues resulted primarily from a decrease in processing and service revenues and net interest income and was partially offset by a decrease in provision for loan losses expense.







                                          9

  Processing and service revenues decreased 9.5% to $68.1 million for the three months ended March 31, 1998, as compared to $75.3 million for the same period last year. Processing and service revenues, representing 82.8% and 83.3% of net operating revenues for the three months ended March 31, 1998 and 1997, respectively, consisted of the following:
[CAPTION]

                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                                (In Thousands)
                                                               1998       1997
                                                             -------    -------
                                                                 (Unaudited)
  Transaction processing services                            $22,254    $24,462
  Managed programs                                            22,765     23,395
  HSB programs                                                11,109     14,019
  Servicing fees on securitized loans                         12,014     13,433
                                                             -------    -------
                                                             $68,142    $75,309
                                                             =======    =======

SUPPLEMENTAL INFORMATION
Components of servicing fees on securitized loans:
[CAPTION]

                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                               (In Thousands)
                                                               1998       1997
                                                            --------   --------
                                                                 (Unaudited)
  Processing and service revenues                           $ 3,455    $ 4,529
  Merchant discount revenue                                   1,103      1,121
  Interest revenue                                           27,692     28,071
  Interest expense                                           (8,316)    (8,154)
  Provision for loan losses                                 (11,920)   (12,134)
                                                            -------    -------
  Servicing fees on securitized
    loans                                                   $12,014    $13,433
                                                            =======    =======

  The decrease in revenues from transaction processing services resulted primarily from a lower volume of TeleServices minutes processed and decreased revenues from the sale and servicing of point-of-sale terminals, partially offset by increased revenues associated with the higher volume of Network Transaction Services point-of-sale transactions processed. The number of TeleServices service minutes processed totaled 12.4 million, down 27% from 17.0 million. For the three months ended March 31, 1998, the number of point-of-sale transactions processed totaled 113.7 million, up 12% from 101.9 million in the same period in 1997.

  The decrease in revenues from Managed programs resulted primarily from a decrease in credit life insurance program revenues attributable to the decline in credit card loans outstanding and a lower number of cardholders enrolled in the program, partially offset by an increase in the volume of Commercial Account Processing.


                                         10
  The decrease in revenues from HSB programs was due to a decrease in late fee revenue resulting from a lower number of delinquent accounts. The decrease in delinquent accounts was attributable to the paydown of certain portfolios and the Company's portfolio improvement programs, designed to limit the Company's exposure to higher risk accounts. The Company had 2.9 million active consumer private label accounts, both owned and managed, at March 31, 1998, compared with 3.2 million accounts at March 31, 1997. Active commercial accounts grew 5.5% to 1,003,000 at March 31, 1998, compared to 951,000 at March 31, 1997.

   The decrease in servicing fees on securitized loans was due primarily to lower late fee revenue on securitized loans.

  Merchant discount revenue decreased 5.5% to $3.0 million for the three months ended March 31, 1998, as compared to $3.1 million for the same period last year. The decrease in merchant discount revenue resulted from decreased sales activity related to the decline in credit card loans. As of March 31, 1998, $3.5 million of merchant discount revenue has been deferred which will be amortized and recognized as interest income over the life of the promotional payment plans. Merchant discount revenue was 3.6% and 3.4% of net operating revenues for the three months ended March 31, 1998 and 1997, respectively.

  For the three months ended March 31, 1998, net credit income decreased 6.9% from the same period a year ago to $11.2 million as a result of lower net interest income partially offset by a decrease in the provision for loan losses. The decrease in interest revenue resulted primarily from the decrease in credit card receivables and the accretion of $3.3 million of deferred merchant discount revenue into interest income during the first quarter of 1998 related to interest-deferred promotional payment plans as compared to $5.7 million in the first quarter of 1997. The decrease in interest revenue was partially offset by a higher yield on credit card loans. The decrease in interest expense was due to a decrease in average borrowings associated with the decline in credit card loans, partially offset by a 41 basis point increase in average interest rates on borrowings. The decrease in the provision for loan losses is primarily attributable to a decrease in the amount of net charge-offs due in part to a decline in the amount of credit card loans outstanding.

  The decline in credit card loans outstanding is related to certain portfolios that are in paydown, such as the Incredible Universe and McDuff portfolios, which were affected by Tandy Corporation's decision to close its Incredible Universe and McDuff stores beginning in the first quarter of 1997, and to the Company's portfolio improvement programs designed to limit the Company's exposure to higher risk accounts. Net charge-offs as a percentage of average credit card loans on an owned basis increased to 10.33% in the first quarter of 1998 from 9.09% in the first quarter of 1997, however, the Company did experience a decline in delinquency rates from December 31, 1997 to March 31, 1998. The Company expects to experience a higher net charge-off rate for 1998 as compared to 1997. In addition, the Company's lower average credit card loans outstanding in the first quarter of 1998 compared to the same period in 1997 also contributed to the increased charge-off percentage. In 1997, the Company intensified its measures to reduce future charge-offs and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been described above.






                                          11

Factors that influence the level and direction of credit card loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  For the three months ended March 31, 1998, total operating expenses of $66.6 million represented a decrease of 15.0% over the same period last year. Total operating expenses as a percentage of net operating revenues decreased to 81.0% for the three months ended March 31, 1998, as compared to 86.7% for the same period a year ago.

  For the three months ended March 31, 1998, salaries and employee benefits totaled $28.2 million, a decrease of 4.5% from $29.5 million from the same period a year ago. The Company had approximately 638 fewer full-time equivalent employees at March 31, 1998 compared to March 31, 1997, reflective of reduced staffing levels in the Company's TeleServices and Consumer Credit Card Services businesses.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended March 31, 1998, such expenses declined to $22.4 million, or 21.0% on a period-to-period basis. The decrease in processing and service expenses resulted from decreased credit life insurance expense and expenses associated with a lower volume of TeleServices and Consumer Credit Card Services. Processing and service expenses as a percentage of net operating revenues decreased to 27.2% for the three months ended March 31, 1998, as compared to 31.3% for the comparable prior year period.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended March 31, 1998 and 1997, other expenses totaled $16.0 million and $20.5 million, respectively. The decrease in other expenses of 22.0% resulted from decreased fraud losses, collection agency fees and merchant marketing incentives, partially offset by increased credit marketing expense. Other expenses were 19.5% and 22.7% of net operating revenues for the three months ended March 31, 1998 and 1997, respectively.




















                                         12

The table below presents certain information regarding the Company's credit card loan net charge-offs, allowance for loan losses, and delinquency information with supplemental total loan information regarding the Company's credit card loan portfolio as of and for the year-to-date periods.
[CAPTION]

                                March 31, 1998         March 31, 1997           December 31, 1997
                            ----------------------------------------------------------------------
                                             Total                  Total                    Total
                                 Owned       Loans*     Owned       Loans*      Owned        Loans*
                                 -----       -----      -----       -----       -----        -----
(Dollars in Thousands)               (Unaudited)           (Unaudited)

Average credit card loans   $1,252,475  $1,832,475  $1,593,771  $2,173,771  $1,390,998  $1,970,998
Period-end credit card
loans                       $1,169,727  $1,749,727  $1,498,421  $2,078,421  $1,295,787  $1,875,787

Net charge-offs as a % of
average credit card loans        10.33%       9.70%       9.09%       8.93%       9.42%      9.16%

Allowance for loan losses as a
% of period-end credit card
loans                             6.40%       5.57%       5.63%       5.15%       6.15%      5.46%

Accruing loans contractually
past due as to principal and
interest payments              $61,865     $86,678     $74,948     $97,939     $74,085   $100,413
  30-89 days                      5.29%       4.95%       4.95%       4.71%       5.72%      5.35%
                               $49,157     $67,464     $56,778     $74,190     $60,360   $ 79,433
  90-179 days                     4.20%       3.86%       3.79%       3.61%       4.66%      4.23%

* Total loans represents both owned and securitized credit card loans.

LIQUIDITY AND CAPITAL RESOURCES

  Funding and Capital Policies:

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

  Principal Sources of Funding:

  The Company finances its operations from three principal sources: deposit-taking activities utilizing certificates of deposit ("CDs")in denominations of $100,000 or more; securitizations of credit card loans; and borrowings from MSDW.

  HSB administers a CD program through which CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to 12 months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of
                                         13

MSDW, and generally have a maturity of two to 10 years. As of March 31, 1998, CDs outstanding were $540.2 million, of which institutional CDs represented $265.3 million and retail CDs represented $274.9 million.

  HSB maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at March 31, 1998, outstanding loans under such program were $300.0 million. HSB also maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at March 31, 1998, outstanding loans under such program were $280.0 million. At March 31, 1998, $580.0 million or 33.1% of the HSB program loans had been sold through loan securitizations.

  The BCC loan securitization program, which had been scheduled to expire in April 1998, has been amended; it now is scheduled to expire on April 15, 1999. The RCC loan securitization program is scheduled to expire in October 1998.
The amended and restated agreements with BCC and RCC include the elimination of the MSDW guarantee (which provided credit support in the transaction) and its replacement with a funded cash collateral account recorded on the consolidated balance sheets as "amounts due from asset securitizations." The Company expects to renew or replace these facilities on or prior to their expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to BCC and RCC under the programs will be paid to BCC or to RCC, as applicable, and the interests of BCC and of RCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after a program's expiration date would remain on the Company's consolidated balance sheet.

  The Company has an Amended and Restated Borrowing Agreement (as amended, the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement")(collectively, the "Financing Agreements"), with MSDW, pursuant to which MSDW has agreed to provide financing to the Company. MSDW and the Company have extended the term of the Borrowing Agreement to November 20, 1998 and have reduced the maximum amount available under the Borrowing Agreement to $1.1 billion from $1.2 billion. At April 30, 1998, the Company had $399.2 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company pays certain monthly facility fees in connection with its financing arrangements with MSDW.

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

  The Company currently has no material commitments requiring capital expenditures. The Company has not paid any dividends on its Common Stock and anticipates retaining future operating cash flows for the foreseeable future to finance growth and business expansion rather than to pay dividends to its stockholders. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, financial condition of the Company and such other factors as the Board of Directors of the Company at its discretion shall determine. Periodically, SPS and HSB have paid dividends to the Company. The amount of dividends that can be paid to the Company by HSB is restricted by applicable banking regulations.




                                         14

  Cash flows from operating activities resulted in net proceeds of cash of $42.9 million and $57.5 million for the three months ended March 31, 1998 and 1997, respectively.

  Cash flows from investing activities primarily consist of the growth/decline in credit card programs, the acquisition of new private label credit card portfolios, the sale of credit card loans through securitizations and short-term investments. Such investing activities resulted in net proceeds of cash of $91.5 million and $85.3 million for the three months ended March 31, 1998 and 1997, respectively. The net principal collected on credit card loans, representing the difference between payments received from cardholders and sales made using the cards, provided cash of $92.7 million and $101.9 million for the three months ended March 31, 1998 and 1997, respectively.

  Cash flows from financing activities primarily consist of borrowings and deposits. Such financing activities resulted in net uses of cash of $133.7 million and $138.4 million for the three months ended March 31, 1998 and 1997, respectively. Amounts due to affiliated companies resulted in net uses of cash of $168.3 million and $153.6 million for the three months ended March 31, 1998 and 1997, respectively, partially offset by interest-bearing deposits which resulted in net proceeds of cash of $36.1 million and $19.8 million for the three months ended March 31, 1998 and 1997, respectively. At March 31, 1998 and 1997, the Company had cash equivalents of $15.4 million and $19.6 million, respectively.

INTEREST RATE RISK

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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements with notional amounts of $426.7 million and $460.8 million at March 31, 1998 and 1997, respectively.

  At March 31, 1998, the Company had no interest rate cap agreements. At March 31, 1997, the Company had outstanding interest rate cap agreements with notional amounts of $10.0 million.


                                         15
  At March 31, 1998 and 1997, the Company's interest rate swap agreements had maturities ranging from July 1998 to December 2000, and from October 1997 to December 2000, respectively.

YEAR 2000 COMPLIANCE

  Many of the world's computer systems and applications currently record years in a two-digit format with the century assumed to be 1900. Consequently, they will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000" issue).

  The Company has established a Year 2000 Project Team to develop and manage a company-wide compliance process. Based upon current information, the Company estimates that company-wide Year 2000 expenditures for 1998 through 1999 will be approximately $12 million. Costs relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to differ materially from what has been discussed above(see "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

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

Item 3.  Defaults Upon Senior Securities.- None

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

     2.1 Stock Purchase Agreement dated April 18, 1998, between SPS Transaction Services, Inc. and Associates First Capital Corporation.

    10.1 Fifth Amendment to the Amended and Restated Borrowing Agreement dated as of April 2, 1998 between the Company and MSDW.

    10.2 Amendment to the Facility Fee Letter Agreement dated as of April 2, 1998, between the Company and MSDW.

    10.3 First Amendment to the Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1998, among HSB, the Company, SPS, MSDW, BCC and Societe Generale.

    11.0 Computation of Earnings per Common Share.

    27.0 Financial Data Schedule

    27.1 Restated Financial Data Schedule for year ended December 31, 1997.

    27.2 Restated Financial Data Schedule for year ended December 31, 1996.


(b) Reports on Form 8-K.

      A Current Report on form 8-K, dated April 21, 1998, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's first quarter earnings release.

      A Current Report on form 8-K, dated April 18, 1998, was filed with the Securities and Exchange Commission reporting Items 5 and 7 relating to the Company's agreement with Associates First Capital Corporation to sell substantially all of the assets of the Company to Associates First Capital Corporation.

      A Current Report on form 8-K, dated January 27, 1998, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's fourth quarter earnings release.

      A Current Report on form 8-K, dated November 12, 1997, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's 1997 Third Quarter Report to Stockholders.

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




Date:  May 14, 1998                 By:/s/ Russell J. Bonaguidi
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

   2.1 Stock Purchase Agreement dated April 18, 1998, between SPS Transaction Services, Inc. and Associates First Capital Corporation.

  10.1 Fifth Amendment to the Amended and Restated Borrowing Agreement dated as of April 2, 1998 between the Company and MSDW.

  10.2 Amendment to the Facility Fee Letter Agreement dated as of April 2, 1998, between the Company and MSDW.

  10.3 First Amendment to the Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1998, among HSB, the Company, SPS, MSDW, BCC and Societe Generale.

  11.0     Computation of Earnings per Common Share.

  27.0     Financial Data Schedule

  27.1     Restated Financial Data Schedule for year ended December 31, 1997.

  27.2     Restated Financial Data Schedule for year ended December 31, 1996.

20