Form 10-Q
period 1998-06-30
SPS TRANSACTION SERVICES INC
filed 1998-08-14
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


   [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
        For the quarterly period ended June 30, 1998

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

As of July 31, 1998, the Registrant had 27,312,030 shares of common stock, $0.01 par value, outstanding.


                                                            Page 1 of 17 pages

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------
(In thousands, except share data)

                                                     June 30,      December 31,
                                                       1998            1997
                                                   ------------    ------------
                                                    (Unaudited)
ASSETS:
  Cash and due from banks                            $   13,808     $   14,730
  Investments held to maturity - at amortized cost       36,753         36,617
  Credit card loans                                   1,073,914      1,295,787
  Allowance for loan losses                             (73,969)       (79,726)
                                                     ----------     ----------
    Credit card loans, net                              999,945      1,216,061
  Accrued interest receivable                            15,264         21,847
  Accounts receivable                                    23,572         29,349
  Due from affiliated companies                          12,534          9,921
  Amounts due from asset securitizations                 90,489         93,260
  Premises and equipment, net                            30,904         32,895
  Deferred income taxes                                  38,252         43,059
  Prepaid expenses and other assets                      14,483         14,664
                                                     ----------     ----------
TOTAL ASSETS                                         $1,276,004     $1,512,403
                                                     ==========     ==========
LIABILITIES:
  Deposits:
    Noninterest-bearing                              $    7,354     $    6,206
    Interest-bearing                                    556,480        504,088
                                                     ----------     ----------
  Total deposits                                        563,834        510,294
  Accounts payable, accrued expenses and other           75,963         80,283
  Income taxes payable                                   19,057         19,725
  Due to affiliated companies                           332,303        639,066
                                                     ----------     ----------
    Total liabilities                                   991,157      1,249,368
                                                     ----------     ----------
STOCKHOLDERS' EQUITY:
  Preferred stock, $1.00 par value, 100,000
    shares authorized; none issued or outstanding
  Common stock, $.01 par value, 40,000,000 and
    40,000,000 shares authorized; 27,338,694 and
    27,276,269 shares issued; 27,311,030 and
    27,206,883 shares outstanding at June 30, 1998
    and December 31, 1997, respectively                     273            273
  Capital in excess of par value                         82,725         81,586
  Retained earnings                                     202,510        182,845
  Common stock held in treasury, at cost, $.01
    par value, 27,664 and 69,386 shares at June 30,
    1998 and December 31, 1997, respectively               (611)        (1,662)
  Stock compensation related adjustments                    (50)            (7)
                                                     ----------     ----------
    Total stockholders' equity                          284,847        263,035
                                                     ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $1,276,004     $1,512,403
                                                     ==========     ==========

See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------
(In thousands, except per share data)

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    ------------------     -------------------
                                     1998        1997        1998       1997
                                    -------    -------     --------   --------
                                        (Unaudited)            (Unaudited)
Processing and service revenues     $63,966    $67,264     $132,108   $142,573
Merchant discount revenue             3,083      3,678        6,049      6,816
                                    -------    -------     --------   --------
                                     67,049     70,942      138,157    149,389

Interest revenue                     54,421     62,401      109,627    126,477
Interest expense                     15,020     19,444       32,059     39,826
                                    -------    -------     --------   --------
  Net interest income                39,401     42,957       77,568     86,651
Provision for loan losses            20,961     26,082       47,972     57,793
                                    -------    -------     --------   --------
  Net credit income                  18,440     16,875       29,596     28,858
                                    -------    -------     --------   --------

Net operating revenues               85,489     87,817      167,753    178,247

Salaries and employee benefits       27,159     28,274       55,346     57,797
Processing and service expenses      24,568     24,369       46,959     52,696
Other expenses                       18,205     20,543       34,231     41,084
                                    -------    -------     --------   --------
  Total operating expenses           69,932     73,186      136,536    151,577
                                    -------    -------     --------   --------

Income before income taxes           15,557     14,631       31,217     26,670
Income tax expense                    5,727      5,647       11,490     10,295
                                    -------    -------     --------   --------
Net income                          $ 9,830    $ 8,984     $ 19,727   $ 16,375
                                    =======    =======     ========   ========

Basic earnings per common share     $  0.36    $  0.33     $   0.72   $   0.60

Diluted earnings per common share   $  0.36    $  0.33     $   0.72   $   0.60

Basic weighted average common
  shares outstanding                 27,289     27,209       27,269     27,203

Diluted weighted average common
  shares outstanding                 27,538     27,386       27,494     27,376


See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
(In thousands)

                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           1998          1997
                                                         --------     ---------
                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $ 19,727     $ 16,375
  Adjustments to reconcile net income to
  net cash flows from operating activities:
    Depreciation and amortization                           5,892        6,735
    Provision for loan losses                              47,972       57,793
    Compensation payable in common stock                      826           --
    Deferred income taxes                                   4,807        4,803
  (Increase) decrease in operating assets:
    Amounts due from affiliated companies                  (2,613)       2,405
    Accrued interest receivable and accounts receivable    12,360       10,208
    Amounts due from asset securitizations                  2,771      (56,915)
    Prepaid expenses and other assets                        (519)       2,392
  Increase (decrease) in operating liabilities:
    Accounts payable, accrued expenses and other           (2,592)        (963)
    Income taxes payable                                     (668)      (9,722)
    Amounts due to affiliated companies                    (2,680)       5,069
                                                         --------     --------
    Net cash from operating activities                     85,283       38,180
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments held to maturity - purchases                (74,136)    (105,932)
  Investments held to maturity - maturities                74,000       98,100
  Net principal collected on credit card loans            165,211      228,904
  Purchases of premises and equipment, net                 (1,790)      (4,647)
                                                         --------     --------
    Net cash from investing activities                    163,285      216,425
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in
    noninterest-bearing deposits                            1,148       (5,128)
  Net increase in interest-bearing deposits                52,392       35,757
  Net decrease in due to affiliated companies            (304,083)    (275,422)
  Proceeds from exercise of stock options                   1,053           25
  Purchase of treasury stock, at cost                          --           70
                                                         --------     --------
    Net cash from financing activities                   (249,490)    (244,698)
                                                         --------     --------

(Decrease) increase in cash and due from banks               (922)       9,907
Cash and due from banks, beginning of period               14,730       15,205
                                                         --------     --------
Cash and due from banks, end of period                   $ 13,808     $ 25,112
                                                         ========     ========



See notes to unaudited consolidated financial statements.


SPS TRANSACTION SERVICES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
-------------------------------------------------------------------------------

A. SALE OF ASSETS

  On April 18, 1998, the Company and Associates First Capital Corporation ("The Associates") entered into a stock purchase agreement (the "Purchase Agreement") pursuant to which the Company has agreed to sell and The Associates has agreed to acquire substantially all of the assets of the Company, consisting of all of the capital stock of the Company's two wholly-owned operating subsidiaries - SPS Payment Systems, Inc. and Hurley State Bank, for a price of approximately $896 million in cash, upon the terms and subject to the conditions of the Purchase Agreement, including approval by the Company's stockholders. As of April 18, 1998, the operations of SPS Payment Systems, Inc. and Hurley State Bank, which are considered discontinued operations, represent virtually all of the operations of the Company. The Associates has also agreed to fund the repayment of all intercompany indebtedness of SPS Payment Systems, Inc. and Hurley State Bank, and their subsidiaries, owing to the Company or its affiliates.

  NOVUS Credit Services Inc. has entered into a voting agreement with The Associates pursuant to which NOVUS has agreed to vote all shares of the Company owned by it in favor of the transactions contemplated by the Purchase Agreement. The voting agreement is terminable upon the earliest to occur of
(i) the prior termination of the Purchase Agreement, (ii) the consummation of the sale transaction contemplated by the Purchase Agreement and (iii) January 18, 1999. Unless the Voting Agreement is terminated in accordance with its terms, NOVUS's obligation to vote in favor of the transactions contemplated by the Purchase Agreement is unconditional and absolute. The sale, which is pending, is subject to certain closing conditions, and is expected to close by the end of 1998.


  The per share price that will be distributed to the Company's public stockholders, which will be approximately $32, will be greater than the net per share price to be received by MSDW, since MSDW will assume certain liabilities and obligations incurred by the Company in connection with the sale. The distribution of the purchase price to the Company's public stockholders will be effected pursuant to a merger of the Company with an indirect subsidiary of MSDW as soon as practical after the closing of the sale of assets. The per share amount to be received by the public stockholders will be set forth in the Company's proxy statement that will be mailed to stockholders in connection with a special stockholders meeting to vote upon the sale and the merger.
Proxy materials will be mailed to stockholders following receipt of all regulatory approvals. All outstanding options not otherwise previously canceled by the option agreements will fully vest at the closing. Holders of options to purchase Company common stock who have not previously exercised their options will receive in the merger an amount of cash per share underlying such option equal to the amount, if any, by which the per share purchase price paid in the merger to public stockholders of Company stock exceeds the exercise price of the options.

B.  ORGANIZATION AND BASIS OF PRESENTATION

  The consolidated financial statements include the accounts of SPS Transaction Services, Inc. (the "Company") and its subsidiaries. The Company is a 73.2% majority owned subsidiary of NOVUS Credit Services Inc., which in turn is a wholly owned, direct subsidiary of Morgan Stanley Dean Witter & Co. ("MSDW").

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

  The Consolidated Balance Sheet as of June 30, 1998, and the Consolidated Statements of Income for the three and six months ended June 30, 1998 and 1997, and the Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and 1997 are unaudited; however, in the opinion of management, all adjustments, consisting only of normal recurring accruals necessary for fair presentation, have been reflected. All material intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to current presentation.

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

  The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1997 Annual Report to Stockholders and Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of results to be expected for the entire year.

C.	 EARNINGS PER SHARE

  The calculations of basic and diluted earnings per common share are based on the weighted average number of common shares outstanding for basic earnings per share and the total weighted average number of common shares and share equivalents outstanding for diluted earnings per share. The difference between basic and diluted earnings per share is the result of including weighted common share equivalents in the computation of diluted earnings per share. Weighted common share equivalents for the three months ended June 30, 1998 and 1997 were 248,851 and 177,203, respectively. Weighted common share equivalents for the six months ended June 30, 1998 and 1997 were 225,478 and 172,559, respectively.

D.  RECENT ACCOUNTING PRONOUNCEMENTS

  As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and presentation of comprehensive income. SFAS No. 130 did not have any effect on the Company's financial statements for the periods presented as net income represents total comprehensive income.

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the disclosure requirements related to segments. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and interim reporting is not required until interim periods beginning after initial year of application.

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

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement is effective for fiscal years beginning after June 15, 1999.

E.  ALLOWANCE FOR LOAN LOSSES

  The changes in the allowance for loan losses were as follows:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        (In Thousands)        (In Thousands)
                                        1998       1997       1998       1997
                                      -------    -------    -------    -------

Balance, beginning of period          $74,822    $84,394    $79,726    $88,397
Additions:
  Provision for loan losses            20,961     26,082     47,972     57,793

Deductions:
  Charge-offs                         (30,488)   (37,406)   (68,579)   (78,767)
  Less: recoveries                      6,519      6,050     12,695     11,697
                                      -------    -------    -------    -------
  Net charge-offs                     (23,969)   (31,356)   (55,884)   (67,070)
                                      -------    -------    -------    -------
Other(1)                                2,155         --      2,155         --
                                      -------    -------    -------    -------
Balance, end of period                $73,969    $79,120    $73,969    $79,120
                                      =======    =======    =======    =======
  (1) Primarily reflects transfers related to asset securitizations.

  At June 30, 1998, there were $58.2 million in loans past due 30 days through 89 days, and $44.1 million in loans past due 90 days through 179 days.

  Credit card loans sold through asset securitization transactions and serviced by the Company totaled $580.0 million at June 30, 1998 and 1997.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

  On April 18, 1998, the Company and The Associates entered into the Purchase Agreement pursuant to which the Company has agreed to sell and The Associates has agreed to acquire substantially all of the assets of the Company, consisting of all of the capital stock of the Company's two wholly-owned operating subsidiaries - SPS Payment Systems, Inc. and Hurley State Bank, for a price of approximately $896 million in cash, upon the terms and subject to the conditions of the Purchase Agreement, including approval by the Company's stockholders. The Associates has also agreed to fund the repayment of all intercompany indebtedness of SPS Payment Systems, Inc. and Hurley State Bank, and their subsidiaries, owing to the Company or its affiliates.

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

  Transaction processing services include revenues received as a result of TeleServices call center processing and Network Transaction Services such as electronic transaction processing, the sale and servicing of point-of-sale terminals, and a System Access Agreement with NOVUS Services, Inc., an affiliated company. Revenues from TeleServices typically are based on the length of service minutes and type of customer contacts processed through activities such as technical help-desk inquiries, customer billing inquiries and catalog order processing. Revenues from electronic transaction processing typically are based on the number of electronic point-of-sale transactions processed rather than the dollar transaction amount.

  Managed programs include revenues received as a result of Commercial Accounts Processing and those Consumer Credit Card Services which the Company administers, but for which it does not act as the card issuer or own the credit card loans. Managed program revenues are derived from fees based on the volume of the services provided and on services provided in the administration of credit life insurance programs.

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

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     Period-to-period       Period-to-Period
                                   --------------------   --------------------
                                    1998   1997  Change    1998   1997  Change
                                   ------ ------ ------   ------ ------ ------
  NET OPERATING REVENUES:
  Processing and service revenues   74.8%  76.6%  (4.9)%   78.8%  80.0%  (7.3)%
  Merchant discount revenue          3.6    4.2  (16.2)     3.6    3.8  (11.3)
  Net credit income                 21.6   19.2    9.3     17.6   16.2    2.6
                                   -----  -----           -----  -----
                                   100.0  100.0   (2.7)   100.0  100.0   (5.9)
  OPERATING EXPENSES:
  Salaries and employee benefits    31.8   32.2   (3.9)    33.0   32.4   (4.2)
  Processing and service expenses   28.7   27.7    0.8     28.0   29.6  (10.9)
  Other expenses                    21.3   23.4  (11.4)    20.4   23.0  (16.7)
                                   -----  -----           -----  -----
                                    81.8   83.3   (4.4)    81.4   85.0   (9.9)

  Income before income taxes        18.2   16.7    6.3     18.6   15.0   17.0
  Income tax expense                 6.7    6.5    1.4      6.8    5.8   11.6
                                   -----  -----           -----  -----

  Net income                        11.5%  10.2%   9.4%    11.8%   9.2%  20.5%
                                   =====  =====           =====  =====

  Net income for the three months ended June 30, 1998 was $9.8 million, an increase of $0.8 million, or 9.4%, over the same period a year ago. Basic and diluted earnings per common share for the three month period was $0.36, compared to $0.33 in the prior year's second quarter. Net income for the six months ended June 30, 1998 was $19.7 million, an increase of $3.4 million, or 20.5%, over the same period a year ago. Basic and diluted earnings per common share for the six month period was $0.72, compared to $0.60 for the same period a year ago.

  Net operating revenues for the second quarter of 1998 were $85.5 million, a decrease of 2.7% over the same period last year. Net operating revenues for the six months ended June 30, 1998, were $167.8 million, a decrease of 5.9% over the same period last year. The decrease in net operating revenues for both periods resulted primarily from a decrease in processing and service revenues and merchant discount revenue partially offset by an increase in net credit income.

  Processing and service revenues decreased 4.9% to $64.0 million for the three months ended June 30, 1998, as compared to $67.3 million for the same period last year. For the six months ended June 30, 1998, processing and service revenues decreased 7.3% to $132.1 million as compared to $142.6 million for the same period last year. Processing and service revenues represented 74.8% and 76.6% of net operating revenues for the three months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997, processing and service revenues represented 78.8% and 80.0% of net operating revenues, respectively.

Processing and service revenues consisted of the following:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1998       1997       1998       1997
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Transaction processing services     $22,300    $24,169     $44,554    $48,631
  Managed Programs                     21,411     22,328      44,176     45,723
  HSB Programs                         11,695     11,576      22,804     25,595
  Servicing fees on securitized loans   8,560      9,191      20,574     22,624
                                      -------    -------    --------   --------
  Processing and service revenues     $63,966    $67,264    $132,108   $142,573
                                      =======    =======    ========   ========

SUPPLEMENTAL INFORMATION
Components of servicing fees on securitized loans:

                                      Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                      ------------------    -------------------
                                         (In Thousands)        (In Thousands)
                                        1998       1997       1998       1997
                                      -------    -------    --------   --------
                                         (Unaudited)             (Unaudited)
  Processing and service revenues     $3,279     $3,644      $6,734     $8,173
  Merchant discount revenue              640        824       1,743      1,945
  Interest revenue                    25,765     25,760      53,457     53,831
  Interest expense                    (8,318)    (8,359)    (16,634)   (16,513)
  Provision for loan losses          (12,806)   (12,678)    (24,726)   (24,812)
                                     -------    -------     -------    -------
  Servicing fees on securitized loans $8,560     $9,191     $20,574    $22,624
                                     =======    =======     =======    =======

  The decrease in revenues from transaction processing services for both the three and six months ended June 30, 1998, resulted primarily from a lower volume of TeleServices minutes processed and decreased revenues from the sale and servicing of point-of-sale terminals, partially offset by increased revenues associated with a higher volume of Network Transaction Services point-of-sale transactions processed. The number of TeleServices service minutes processed for the three months ended June 30, 1998, totaled 10.6 million, down 19.9% from 13.2 million in the same period in 1997. For the six months ended June 30, 1998, the number of TeleServices service minutes processed totaled
23.0 million, down 23.9% from 30.3 million in the same period in 1997. The decrease in the number of service minutes for both periods primarily reflects a change in service to a major client. For the three months ended June 30, 1998, the number of point-of-sale transactions processed totaled 125.5 million, up 15.1% from 109.1 million in the same period in 1997. For the six months ended June 30, 1998, the number of point-of-sale transactions processed totaled 239.2 million, up 13.4% from 210.9 million in the same period in 1997.

  The decrease in revenues from Managed programs for both the three and six months ended June 30, 1998, resulted primarily from a decrease in credit life insurance program revenues attributable to the decline in credit card loans outstanding and a lower number of cardholders enrolled in the program, partially offset by an increase in the volume of Commercial Account Processing.

  The decrease in revenues from HSB programs for the six months ended June 30, 1998 was due to a decrease in late fee revenue resulting from a lower number of delinquent accounts. The decrease in delinquent accounts was attributable to the paydown of certain portfolios and the Company's portfolio improvement programs, designed to limit the Company's exposure to higher risk accounts.
The Company had 2.8 million active consumer private label accounts, both owned and managed, at June 30, 1998, compared with 3.1 million accounts at June 30, 1997. Active commercial accounts grew 6.2% to 1,004,000 at June 30, 1998, compared to 945,000 at June 30, 1997.

  The decrease in servicing fees on securitized loans for the three and six months ended June 30, 1998 was due primarily to lower late fee revenue on securitized loans which are a component of processing and service revenues.

  Merchant discount revenue decreased 16.2% to $3.1 million for the three months ended June 30, 1998, as compared to $3.7 million for the same period last year. For the six months ended June 30, 1998 merchant discount revenue decreased 11.3% to $6.0 million in 1998 compared to the same period last year. The decrease in merchant discount revenue for the three and six months ended June 30, 1998, resulted from decreased sales activity related to the decline in credit card loans. As of June 30, 1998, $1.9 million of merchant discount revenue has been deferred which will be amortized and recognized as interest income over the life of the promotional payment plans. Merchant discount revenue was 3.6% and 4.2% of net operating revenues for the three months ended June 30, 1998 and 1997, respectively, and was 3.6% and 3.8% of net operating revenues for the six months ended June 30, 1998 and 1997, respectively.

  For the three months ended June 30, 1998, net credit income increased 9.3% to $18.4 million from the same period a year ago. For the six months ended June 30, 1998, net credit income increased 2.6% to $29.6 million from the same period a year ago. The increase for both periods resulted from a decline in provision for loan losses that more than offset the decline in net interest income.

  The decrease in interest revenue for the three and six months ended June 30, 1998, resulted primarily from the decrease in credit card loans and the accretion of $2.6 million and $6.0 million of deferred merchant discount revenue into interest income, respectively, compared to $4.2 million and $9.9 million for the three and six months ended June 30, 1997, respectively, related to interest-deferred promotional payment plans. The decrease in interest revenue was partially offset by a higher yield on credit card loans for both periods.

  The decrease in interest expense for the three and six months ended June 30, 1998, was due to a decrease in average borrowings associated with the decline in credit card loans, partially offset by a 19 and 30 basis point increase in average interest rates on borrowings for the three and six months ended June 30, 1998, respectively.

  The decrease in the provision for loan losses for the three and six months ended June 30, 1998, is primarily attributable to a decrease in the amount of net charge-offs due in part to a decline in the amount of credit card loans outstanding.

The decline in credit card loans outstanding is related to certain portfolios that are in paydown, such as the Incredible Universe and McDuff portfolios, which were affected by Tandy Corporation's decision to close these formats beginning in the first quarter of 1997, and to the Company's portfolio improvement programs designed to limit the Company's exposure to higher risk accounts. Net charge-offs as a percentage of average credit card loans on an owned basis decreased to 8.54% in the second quarter of 1998 from 8.81% in the second quarter of 1997. For the six months ended June 30, 1998 and 1997, net charge-offs as a percentage of average credit card loans on an owned basis increased to 9.48% from 8.96%, respectively. However, the Company did experience a decrease in the net charge-off percentage from 10.33% in the first quarter of 1998. For 1998, the Company expects to experience a charge-off rate comparable to full year 1997. In 1997, the Company intensified its measures to reduce future charge-offs and continues to implement measures designed to improve the credit quality of both new and existing credit card accounts. The Company's expectations about future charge-off rates and credit quality are subject to uncertainties that could cause actual results to differ materially from what has been described above. Factors that influence the level and direction of credit card loan delinquencies and charge-offs include changes in consumer spending and payment behaviors, bankruptcy trends, the seasoning of the Company's loan portfolio, interest rate movements and their impact on consumer behavior, and the rate and magnitude of changes in the Company's credit card loan portfolio, including the overall mix of accounts, products and loan balances within the portfolio.

  For the three months ended June 30, 1998, total operating expenses of $69.9 million represented a decrease of 4.4% over the same period last year. Total operating expenses as a percentage of net operating revenues declined to 81.8% for the three months ended June 30, 1998, as compared to 83.3% for the same period a year ago. For the six months ended June 30, 1998, total operating expenses of $136.5 million represented a decrease of 9.9% over the same period last year. Total operating expenses as a percentage of net operating revenues declined to 81.4% for the six months ended June 30, 1998, as compared to 85.0% for the same period a year ago.

  For the three months ended June 30, 1998, salaries and employee benefits totaled $27.2 million, a decrease of 3.9% from $28.3 million from the same period a year ago. For the six months ended June 30, 1998, salaries and employee benefits totaled $55.3 million, a decrease of 4.2% from $57.8 million from the same period a year ago. The Company had approximately 495 fewer full-time equivalent employees at June 30, 1998 compared to June 30, 1997, reflective of reduced staffing levels in the Company's TeleServices and Consumer Credit Card Services businesses.

  Processing and service expenses include data processing, communications and account processing expenses, which are influenced, in part, by changes in transaction volume. For the three months ended June 30, 1998, such expenses increased to $24.6 million, or 0.8% on a period-to-period basis. For the six months ended June 30, 1998, processing and service expenses decreased to $47.0 million, or 10.9% from the same period a year ago. The decrease in processing and service expenses for the six months ended June 30, 1998 as compared to the same period in 1997 resulted from decreased credit life insurance expense and expenses associated with a lower volume of TeleServices and Consumer Credit Card Services. Processing and service expenses as a percentage of net operating revenues increased to 28.7% for the three months ended June 30, 1998, as compared to 27.7% for the comparable prior year period. Processing and service expenses as a percentage of net operating revenues declined to 28.0% for the six months ended June 30, 1998, as compared to 29.6% for the comparable prior year period.

  Other expenses include expenses relating to business development, merchant marketing, occupancy, advertising and promotion, cost of terminals sold, credit card fraud and other miscellaneous employee and administrative expenses. For the three months ended June 30, 1998 and 1997, other expenses totaled $18.2 million and $20.5 million, respectively. For the six months ended June 30, 1998 and 1997, other expenses totaled $34.2 million and $41.1 million, respectively. The decrease in other expenses for both periods resulted from decreased credit card fraud losses, merchant marketing, cost of terminals sold and collection fees, partially offset by increased credit marketing expense. Other expenses were 21.3% and 23.4% of net operating revenues for the three months ended June 30, 1998 and 1997, respectively. Other expenses were 20.4% and 23.0% of net operating revenues for the six months ended June 30, 1998 and 1997, respectively.

The table below presents certain information regarding the Company's credit card loan net charge-offs, allowance for loan losses, and delinquency information with supplemental total loan information regarding the Company's credit card loan portfolio as of and for the year-to-date periods.

                                  June 30, 1998          June 30, 1997        December 31, 1997
                            ----------------------------------------------------------------------
                                             Total                  Total                    Total
                                 Owned       Loans*     Owned       Loans*      Owned        Loans*
                                 -----       -----      -----       -----       -----        -----
Dollars in Thousands                 (Unaudited)           (Unaudited)
Average credit card loans   $1,188,779  $1,768,779  $1,510,234  $2,090,234  $1,390,998  $1,970,998
Period-end credit card
loans                       $1,073,914  $1,653,914  $1,338,600  $1,918,600  $1,295,787  $1,875,787

Net charge-offs as a % of
average credit card loans         9.48%       9.19%       8.96%       8.86%       9.42%      9.16%

Allowance for loan losses as a
% of period-end credit card
loans                             6.89%       5.84%       5.91%       5.30%       6.15%      5.46%

Accruing loans contractually
past due as to principal and
interest payments
  30-89 days                   $58,241     $82,290     $71,921     $95,401     $74,085   $100,413
                                  5.42%       4.98%       5.37%       4.97%       5.72%      5.35%
  90-179 days                  $44,067     $60,139     $54,145     $70,718     $60,360   $ 79,433
                                  4.10%       3.64%       4.04%       3.69%       4.66%      4.23%

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

  HSB administers a CD program through which CDs are issued to investors under two programs - an institutional CD program and a retail CD program. CDs under the institutional CD program are issued directly by HSB to the investor and generally have a maturity of one to 12 months. CDs under the retail CD program are issued to investors through Dean Witter Reynolds Inc., a subsidiary of MSDW, and generally have had a maturity of two to 10 years. Currently, retail

CDs with a maturity of two years are being offered. As of June 30, 1998, CDs outstanding were $556.5 million, of which institutional CDs represented $279.1 million and retail CDs represented $277.4 million.

  HSB maintains a loan securitization program with Barton Capital Corporation ("BCC"), and at June 30, 1998, outstanding loans under such program were $300.0 million. HSB also maintains a loan securitization program with Receivables Capital Corporation ("RCC"), and at June 30, 1998, outstanding loans under such program were $280.0 million. At June 30, 1998, $580.0 million or 35.1% of the HSB program loans had been sold through loan securitizations.

  The BCC loan securitization program, as amended, is scheduled to expire on April 15, 1999. The RCC loan securitization program is scheduled to expire in October 1998. The amended and restated agreements with BCC and RCC include a limited guarantee of performance by MSDW and a funded cash collateral account recorded on the consolidated balance sheets as "amounts due from asset securitizations." The Company expects to renew or replace these facilities on or prior to their expiration dates. If these programs are not extended on or prior to their expiration dates, collections allocable to BCC and RCC under the programs will be paid to BCC or to RCC, as applicable, and the interests of BCC and of RCC in the applicable securitization pool will gradually decline to zero. Any receivables originated after a program's expiration date would remain on the Company's consolidated balance sheet.

  The Company has an Amended and Restated Borrowing Agreement (the "Borrowing Agreement") and a facility fee letter agreement (as amended, the "Facility Fee Agreement")(collectively, the "Financing Agreements"), with MSDW, pursuant to which MSDW has agreed to provide financing to the Company. The maximum amount available under the Borrowing Agreement, which expires November 20, 1998, is $1.1 billion. At July 31, 1998, the Company had $269.8 million outstanding under the Borrowing Agreement. Under the Facility Fee Agreement, the Company pays certain monthly facility fees in connection with its financing arrangements with MSDW.

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

  The Company currently has no material commitments requiring capital expenditures. The Company has not paid any dividends on its Common Stock and anticipates retaining future operating cash flows for the foreseeable future to finance growth and business expansion rather than to pay dividends to its stockholders. Any future determination as to the payment of dividends will depend upon results of operations, capital requirements, financial condition of the Company and such other factors as the Board of Directors of the Company at its discretion shall determine. Periodically, SPS and HSB have paid dividends to the Company. The amount of dividends that can be paid to the Company by HSB is restricted by applicable banking regulations and the Purchase Agreement with The Associates.

  Cash flows from operating activities resulted in net proceeds of cash of $85.3 million and $38.2 million for the six months ended June 30, 1998 and 1997, respectively.

  Cash flows from investing activities primarily consist of the growth/decline in credit card programs and short-term investments. Such investing activities resulted in net proceeds of cash of $163.3 million and $216.4 million for the six months ended June 30, 1998 and 1997, respectively. The net principal collected on credit card loans, representing the difference between payments received from cardholders and sales made using the cards, provided cash of $165.2 million and $228.9 million for the six months ended June 30, 1998 and 1997, respectively.

  Cash flows from financing activities primarily consist of borrowings and deposits. Such financing activities resulted in net uses of cash of $249.5 million and $244.7 million for the six months ended June 30, 1998 and 1997, respectively. Amounts due to affiliated companies resulted in net uses of cash of $304.1 million and $275.4 million for the six months ended June 30, 1998 and 1997, respectively, partially offset by interest-bearing deposits which resulted in net proceeds of cash of $52.4 million and $35.8 million for the six months ended June 30, 1998 and 1997, respectively. At June 30, 1998 and 1997, the Company had cash equivalents of $13.8 million and $25.1 million, respectively.


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

  To reduce the volatility of interest expense from changes in interest rates, the Company had outstanding interest rate swaps and cost of funds agreements with notional amounts of $426.9 million and $459.5 million at June 30, 1998 and 1997, respectively.

  At June 30, 1998, the Company had no interest rate cap agreements. At June 30, 1997, the Company had outstanding interest rate cap agreements with notional amounts of $10.0 million.

  At June 30, 1998 and 1997, the Company's interest rate swap agreements had maturities ranging from July 1998 to December 2000, and from October 1997 to December 2000, respectively.


YEAR 2000 COMPLIANCE

  Many of the world's computer systems and applications currently record years in a two-digit format with the century assumed to be 1900. Consequently, they will be unable to properly interpret dates beyond the year 1999, which could lead to business disruptions (the "Year 2000" issue).

  The Company has established a Year 2000 Project Team to develop and manage a company-wide compliance process. Based upon current information, the Company estimates that company-wide Year 2000 expenditures for 1998 through 1999 will be approximately $12 million. Costs relating to this project are being expensed by the Company during the period in which they are incurred. The Company's expectations about future costs associated with the Year 2000 issue are subject to uncertainties that could cause actual results to differ materially from what has been discussed above. Factors that could influence the amount and timing of future costs include the success of the Company in identifying systems and programs that contain two-digit year codes, the nature and amount of programming and testing required to upgrade or replace each of the affected programs, the rate and magnitude of related labor and consulting costs and the success of the Company's external parties in addressing the Year 2000 issue.


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

Item 3.  Defaults Upon Senior Securities.- None.

Item 4.  Submission of Matters to a Vote of Security Holders.- None.

Item 5.  Other Information.- None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    11.0 Computation of Earnings per Common Share.

    27.0 Financial Data Schedule.

(b) Reports on Form 8-K.

      A Current Report on form 8-K, dated July 29, 1998, was filed with the Securities and Exchange Commission reporting Item 7 relating to the Company's second quarter earnings release.

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




Date:  August 13, 1998              By:/s/ Russell J. Bonaguidi
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

  11.0     Computation of Earnings per Common Share

  27.0     Financial Data Schedule