Form 10-Q/A
period 1998-03-31
SPS TRANSACTION SERVICES INC
filed 1998-09-14
CIK 882741

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q/A


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

The Registrant hereby amends Part II, Item 6(a) of its quarterly report on Form 10-Q for the quarterly period ended March 31, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

    2.1 Stock Purchase Agreement dated April 18, 1998, between SPS Transaction Services, Inc. and Associates First Capital corporation.

   10.1 Fifth Amendment to the Amended and Restated Borrowing Agreement dated as of April 2, 1998 between the Company and MSDW.*

   10.2 Amendment to the Facility Fee Letter Agreement dated as of April 2, 1998, between the Company and MSDW.*

   10.3 First Amendment to the Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1998, among HSB, the Company, SPS, MSDW, BCC and Societe Generale.*

   11.0  Computation of Earnings per Common Share.*

   27.0  Financial Data Schedule.*

   27.1  Restated Financial Data Schedule for year ended December 31, 1997.*

   27.2  Restated Financial Data Schedule for year ended December 31, 1996.*

* Previously filed.

                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    SPS TRANSACTION SERVICES, INC.
                                    ------------------------------
                                            (Registrant)




Date:  September 11, 1998           By:/s/ Russell J. Bonaguidi
       ------------------           ------------------------------
                                    Russell J. Bonaguidi
                                    Vice President and Controller (Duly
                                    Authorized Officer and Principal
                                    Accounting Officer)

EDGAR
Exhibit    Description of Exhibits
-------    -----------------------

  2.1 Stock Purchase Agreement dated April 18, 1998, between SPS Transaction Services, Inc. and Associates First Capital corporation.

 10.1 Fifth Amendment to the Amended and Restated Borrowing Agreement dated as of April 2, 1998 between the Company and MSDW.*

 10.2 Amendment to the Facility Fee Letter Agreement dated as of April 2, 1998, between the Company and MSDW.*

 10.3 First Amendment to the Amended and Restated Credit Card Receivables Purchase Agreement dated as of April 15, 1998, among HSB, the Company, SPS, MSDW, BCC and Societe Generale.*

 11.0      Computation of Earnings per Common Share.*

 27.0      Financial Data Schedule.*

 27.1      Restated Financial Data Schedule for year ended December 31, 1997.*

 27.2      Restated Financial Data Schedule for year ended December 31, 1996.*

* Previously filed.